Form 10-K
period 1994-12-31
HEIN WERNER CORP
filed 1995-03-17
CIK 46613

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____

                          Commission File Number 1-2725

                             HEIN-WERNER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Wisconsin                   39-0340430
             --------------------------------    -------------------
              (State or other jurisdiction of     (I.R.S. Employer
               incorporation or organization)     Identification No.)

              2120 Pewaukee Road, Waukesha, Wisconsin      53188
             -----------------------------------------  ------------
              (Address of principal executive offices)   (Zip Code)

   Registrant's telephone number, including area code:  414-542-6611

   Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
               Title of each class              on which registered
            -----------------------------    ------------------------
            Common Stock, $1 par value        American Stock Exchange
            Common Share Purchase Rights      American Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for at least the past 90 days.  Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
   10-K, or any amendment to this form 10-K.   [  ]

   Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1995: $11,100,375

   The number of shares outstanding of each registrant's classes of common stock as of March 8, 1995: Common Stock, $1 par value -- 2,482,714 shares

   DOCUMENTS INCORPORATED BY REFERENCE:
   Definitive Proxy Statement dated March 17, 1995 relating to the annual meeting of shareholders to be held April 27, 1995  (Part III of Form 10-K).
                                  PART I
                                  ------
     ITEM 1.   BUSINESS
               --------

          GENERAL. Hein-Werner Corporation was incorporated under the laws of the State of Wisconsin on April 16, 1921 and is headquartered in Waukesha, Wisconsin. Throughout the remainder of this Form 10-K, Hein-Werner Corporation and its subsidiaries will be referred to as the "Company" or the "Registrant" except where the context otherwise requires.

          FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Industry segment information is part of the Notes to Consolidated Financial Statments, Segment Information which can be found in FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Item 8 of this report.

          DESCRIPTION OF THE BUSINESS. The Company has three functional industry segments: collision repair equipment, engine rebuilding equipment and fluid power components.


                        COLLISION REPAIR EQUIPMENT

          The Company serves the collision repair equipment market worldwide, with operations centered in North America and in Europe. This business segment represented approximately 54.6%, 55.6% and 60.2% of the Company's net sales for 1994, 1993 and 1992, respectively.

          Collision repair equipment is comprised of vehicle correction equipment for straightening collision damaged cars, vehicle alignment equipment for measuring cars as they are straightened and heavy duty collision repair equipment for the truck market. The collision repair market is made up of autobody shops and other collision repair facilities owned by automotive dealers, franchisees and independents. The Company's collision repair equipment is designed to straighten collision damaged cars and trucks to original manufacturers' specifications. Using computer aided design and patented measuring systems, the Company measures each new model of automobile soon after its introduction and provides to its customers books or magnetic media that detail measurement data covering every model of car over the preceding three model years. When a damaged automobile is to undergo collision repair, an autobody repair technician applies controlled pressure to designated points on the body using chains and hydraulic pumps to restore the body to its designated size and shape utilizing the measuring equipment and specification data published by the Company.

          The majority of cars are now made with a unibody shell compared to older vehicles built with frames. Unibody vehicles are designed to better absorb the impact of a collision which necessitates more vehicle straightening and a higher degree of accuracy in measuring vehicles as they are straightened. The closer tolerances needed in repairing unibody vehicles requires the use of sophisticated straightening and measurement systems such as those designed, manufactured and marketed by the Company. The insurance industry and automobile manufacturers encourage the use of such systems.

          In North America, the Company services the market with its Kansas Jack, Blackhawk, Hein-Werner Heavy Duty, and Hein-Werner SHARK (registered trademark) brands. The Company's strategy is to offer the most complete line of collision repair equipment available in the marketplace at a range of price levels. The product offering is a full range of frame straightening and vehicle alignment equipment for both trucks and automobiles including floor-pull correction systems, rack and bench repair systems and universal and dedicated vehicle alignment systems employing the state of the art technology for laser, mechanical and ultrasonic measurement of collision damaged vehicles. From North America, the Company services the markets in North and South America, the Caribbean and certain Pacific Rim countries.

          The Company serves the rest of the international market through wholly-owned subsidiaries in Europe. International operating units accounted for approximately two-thirds of the Company's 1994 collision repair sales. International operations are headquartered in Geneva, Switzerland. The Company maintains manufacturing and sales facilities in the United Kingdom and Italy; distribution and training facilities in France; and sales offices in France, Germany and Switzerland.

          In the international market served from Europe, the Company principally sells collision repair equipment under the Blackhawk and Hein-Werner trade names. All collision repair manufacturing facilities provide product to markets worldwide. U.S. manufactured products are modified for international markets at the Company's plant in Italy. European manufactured products are modified for the North American market at the Company's facilities in the United States.

          The Company markets its collision repair products through sales representatives, equipment distributors, automotive jobbers, and a direct sales force, depending upon the country and local market. The Company also participates in the equipment programs of all major U.S. and foreign automotive manufacturers including Ford, General Motors, Chrysler, Nissan, Toyota, Hyundai, Peugeot and Volvo, and national tool marketing programs of the companies. The Company's products have been approved by all major European automobile manufacturers. The Company has also been selected as the sole source of collision repair equipment by several manufacturers. Such approvals provide the Company with a significant competitive advantage.


                        ENGINE REBUILDING EQUIPMENT

          Engine rebuilding equipment is used by jobber machine shops where professional and home mechanics bring engine parts to be rebuilt, and by production engine rebuilders. This industry segment represented approximately 17.0%, 16.9% and 15.3% of the Company's net sales for 1994, 1993 and 1992, respectively. Growth in this market is influenced by the size and age of the vehicle population and overall economic growth. Sales generally lag new car sales by approximately three to five years.

          A full line of engine rebuilding equipment is manufactured and sold under the Winona Van Norman and Van Norman tradenames. The products manufactured and sold include cleaning, grinding, boring, honing, inspection and brake equipment. The Company is the exclusive distributor in North America, Mexico and the Far East for Az di Alvise Zanrosso, Rovimpex Novaledo Zona Industriale, and the Carin Equipment Group of Italy, all leading manufacturers of complementary equipment. The Company's engine rebuilding equipment is sold through manufacturers' representatives.

          The recent devaluation of the Mexican peso will have the short-term effect of delaying purchases by Mexican customers until the peso stabilizes and regains at least a portion of its value compared to the U.S. dollar. There are no domestic competitors in Mexico for the Company's engine rebuilding equipment. As a result, the Company does not expect the demand for this type of equipment to be met by other sources immune to the devaluation during the period of currency stabilization.


                          FLUID POWER COMPONENTS

          The Company serves the fluid power component market through its Great Bend Industries Division. The fluid power market represented approximately 28.5%, 27.5% and 24.5 of the Company's net sales for 1994, 1993 and 1992, respectively. The Company specializes in the production of single acting, double acting and telescopic hydraulic cylinders and related hydraulic components for the Original Equipment Manufacturer (OEM) market. These products are incorporated into equipment used in road repair, construction, transportation, solid waste disposal, utility vehicles and oil rigs. The demand for the Company's fluid power components is determined by the demand for the capital goods produced by the OEM manufacturers it serves. The Company's fluid power components are sold through manufacturers' representatives, with some in-house accounts.

          RAW MATERIALS. The Company's principal raw materials are steel products, castings and forgings. The Company customarily procures its castings and forgings from unaffiliated foundries. Steel products are purchased by the Company from a number of steel mills and steel service centers. The principal materials and supplies used by the Company can ordinarily be procured in the general market. Raw materials, parts and components are purchased from many different sources, generally on a purchase order basis.

          MANUFACTURING/PRODUCT SOURCING. The Company has supply arrangements with manufacturers in Brazil, Italy, Taiwan and the People's Republic of China for engine rebuilding and collision repair equipment manufactured exclusively to the Company's standards and specifications. Such equipment is shipped to the Company's facilities in Wisconsin, Minnesota and France for packaging and shipment to the Company's customers.

          The Company has the ability to switch sources of manufacturing to take advantage of wage rates, foreign exchange rates, foreign trade developments and other factors. The Company can manufacture products domestically as well.

          PATENTS AND TRADEMARKS. The Company owns certain patents and trademarks which are considered to be important to the success of the Company's collision repair equipment business.
     The Company also owns other patents, none of which are considered to be critical to the success of its other business operations. The remaining term on the Company's patents is one to seventeen years.


          SEASONALITY. The Collision Repair equipment market experiences a significant decline in order demand during July and August. To a lesser extent, the same is true for the engine rebuilding equipment market.


          CUSTOMERS. The Fluid Power segment has two customers whose aggregate business represents 30% of the segment's revenues. The other segments and the overall business of the Company are not dependent upon a single customer or on a few customers, the loss of which would have a material adverse effect on any such segment or on the Company taken as a whole.


          BACKLOG. The estimated amount of backlog at December 31, 1994 was approximately $10.3 million; the comparable figure for December 31, 1993 was approximately $8.9 million. 15.1%, 9.0% and 75.9% of the 1994 year end backlog is attributable to the collision repair, engine rebuilding and fluid power segments, respectively. The Company anticipates that all orders on hand as of December 31, 1994 will be filled during 1995. Most orders are filled within three months.


          COMPETITION. The Company experiences intense competition with numerous domestic and foreign producers. Some of the Company's competitors in each industry segment are significantly larger than the Company and have substantially greater resources. The Company expects that it will continue to encounter highly competitive conditions. The Company believes that its collision repair equipment and engine rebuilding equipment compete favorably primarily on the basis of the Company's recognized brand names, reputation for product innovation and engineering of high quality products and the Company's distribution channels. The Company believes that its fluid power components compete favorably based primarily on the ability of the Company to meet customers' quality, reliability and service needs.


          RESEARCH AND DEVELOPMENT. The Company has 21 engineering employees who devote all or a portion of their time to the development and improvement of its products, and many of the features of the Company's products are the result of its own development work. The Company spent approximately $1.5 million in each of the last three fiscal years on engineering and research activities for continuing operations relating to product development and improvement, all of which were Company sponsored.


          IMPACT OF ENVIRONMENTAL LEGISLATION. The Company did not during 1994, nor does it expect to during 1995, experience any material capital expenditures as a result of federal, state or local environmental legislation.


          FOREIGN AND EXPORT SALES. Information concerning foreign and export sales is part of the Notes to Consolidated Financial Statments, Segment Information which can be found in FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Item 8 of this report.

          EMPLOYEES. The Company had about 584 and 566 employees at the end of 1994 and 1993, respectively. Approximately 72% of the production employees in both 1994 and 1993 were represented by labor unions in 1994 and 1993. The Company's labor agreements with labor unions extend to April, 1995 at its Winona, Minnesota location and June, 1995 at its Great Bend, Kansas plant. As of the date of this report, the labor agreement for the Winona location is in negotiation. Talks with the union at the Great Bend location begin later. The Company considers its employee relations to be satisfactory.

          MISCELLANEOUS

          On September 29, 1989, the Company consummated a private placement of its $8,500,000 8% Convertible Subordinated Notes due September 1, 1999 (the "Notes"). The Note Agreement, dated as of September 1, 1989 ("Note Agreement"), was amended by the parties thereto effective November 12, 1990, April 26, 1991, February 3, 1992, December 18, 1992 and February 21, 1994. The amendments, among other things, revised certain financial covenants, reduced the conversion price per share, provided for the repurchase of the Notes held by one noteholder and provided noteholders with options to purchase shares of the Company's Common Stock in the event of prepayments of the Notes. On January 16, 1991, the Company repurchased $4,000,000 principal amount of Notes from one noteholder.

          On January 27, 1995 the Company paid a 5% stock dividend to shareholders of record on January 6, 1995.


     ITEM 2.   PROPERTIES
               ----------

          The following table sets forth certain information with respect to the principal manufacturing facilities (20,000 square feet or more) which the Company uses in its operations:


                                     Owned or    Expiration    Square
                    Location         Leased     Date of Lease  Footage
          ------------------------   --------   -------------   -------
          Baraboo, WI                Leased         12/05       73,000
          Winona, MN                 Leased         01/98       63,000
          Great Bend, KS             Leased          (1)       112,000
          Ashford, Kent, England     Leased         09/02       20,000
          Verona, Italy              Leased         04/98       43,000

          ---------------

          (1)  This property is leased under a long-term lease.
               The Company has an option to purchase the property at a nominal amount upon the expiration of the lease. This lease has been capitalized for financial statement purposes.

          Sales, marketing, administrative and distribution and training facilities are leased in Wisconsin, France, Germany and Switzerland. Fluid power products are produced at the Great Bend, Kansas plant; engine rebuilding equipment is produced at the plant in Winona, Minnesota; and collision repair equipment is produced at the facilities in Ashford, England, Verona, Italy and Baraboo, Wisconsin. The properties above are considered to be adequate for present and planned future business.

     ITEM 3.   LEGAL PROCEEDINGS
               -----------------

          The Company is involved in various legal proceedings, claims and administrative actions arising in the normal course of business. For additional information see "Commitments and Contingencies" in the Notes to Consolidated Financial Statements (Item 8 of this report).


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

          The Company did not submit any matters to a vote of its security holders during the fourth quarter of 1994.







           [the balance of this page is intentionaly blank]

                     EXECUTIVE OFFICERS OF REGISTRANT

          Set forth below is certain information concerning the executive officers of the Registrant as of March 9, 1995:



       Name, Age and Position    Business Experience During Past 5 Years
     --------------------------  ---------------------------------------
     Joseph L. Dindorf, 54       President and Chief Executive Officer,
     President and Chief         Hein-Werner Corporation (elected in
     Executive Officer           1976).

     Reinald D. Liegel, 52       Senior Vice President-Technology,
     Senior Vice President -     Hein-Werner Corporation
     Technology                  (elected June, 1988).

     Jean-Paul Barthelme, 57     Vice President, and President of
     Vice President, and         European Operations, Hein-Werner
     President-European          Corporation (elected September, 1988).
     Operations

     Edward F. Duffy, 45         Elected December, 1990; prior
     Vice President-Finance,     thereto Assistant Vice President,
     Treasurer and Assistant     Corporate Controller, Assistant
     Secretary                   Secretary and Assistant Treasurer of
                                 the Company.

     Michael J. Koons, 55        Vice President-Industrial Relations and
     Vice President-Industrial   Personnel, Hein-Werner Corporation
     Relations and Personnel     (elected in 1979).

     James R. Queenan, 52        Elected June, 1990; prior thereto, self
     Vice President, and         employed as a marketing consultant and
     President-Collision Repair  prior to January, 1988, President of
     Equipment Group             the Kansas Jack Division.

     Maurice J. McSweeney, 56    Elected March, 1983; partner,
     Secretary                   Foley & Lardner, attorneys, Milwaukee,
                                 Wisconsin.





          The officers of Registrant are elected annually by the Board of Directors following the Annual Meeting of Shareholders and each officer holds office until his successor has been duly elected and qualified or until his prior death, resignation or removal. The next Annual Meeting of Shareholders is currently scheduled for April 27, 1995.
                                  PART II
                                  -------

     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED SECURITY HOLDER MATTERS
               --------------------------------------------

          The Company's Common Stock is listed on the American Stock Exchange under the symbol "HNW." The following table sets forth the range of high and low closing sales prices per share as reported on the American Stock Exchange for the Company's Common Stock and the cash dividends declared per share of Common Stock thereon during the periods indicated. The Company paid a 5% stock dividend on (i) January 22, 1993 to shareholders of record on January 8, 1993; and (ii) January 21, 1994 to shareholders of record on January 7, 1994.



                                 Closing sale price            Cash
                               ----------------------        dividends
                                High             Low         declared
                               -------         -------      ----------

     1993
          4th quarter . . .     $ 4.75         $ 3.9375         --
          3rd quarter . . .       5.25           3.875          --
          2nd quarter . . .       6.00           4.875          --
          1st quarter . . .       6.50           5.25           --



     1994
          4th quarter . . .     $ 5.50         $ 4.625          --
          3rd quarter . . .       6.125          5.00           --
          2nd quarter . . .       7.375          5.125          --
          1st quarter . . .       8.00           3.875          --


     On March 8, 1995, the closing sales price of the Company's Common Stock, as reported on the American Stock Exchange was $4.75 per share. As of that date there were 710 holders of record of the Company's Common Stock. Holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor.

          The Company's ability to pay dividends is restricted by the terms of the Note Agreement and the Company's 8% Convertible Subordinated Notes due September 1, 1999 issued thereunder and by the Company's credit facility with Firstar Bank Milwaukee, N.A. and Continental Bank N.A. (succeeded by BankAmerica N.A.'s Security Pacific Business Credit Inc.) ("Credit Facility").
     Under the terms of the Credit Facility, the Company is prohibited from paying dividends. In addition to the restrictions set forth in the Credit Facility, the Note Agreement prohibits the payment of any dividends if after giving effect thereto (together with certain other payments or distributions in respect of Company capital stock), the aggregate amount of all Restricted Payments (as defined in the Note Agreement) during the period from and after December 31, 1988 to and including the date of making the Restricted Payment (exclusive of the dividend paid on January 13, 1989) would exceed 25% of Consolidated Net Income (as defined in the Note Agreement) for such period.





      ITEM 6.   SELECTED FINANCIAL DATA
                -----------------------


      (Amounts in thousands, except per share data)

                             1994     1993     1992     1991     1990
                            ------   ------   ------   ------   ------

      Net sales............ $67,100  $60,328  $60,258  $54,708  $67,873

      Income (loss) from
      continuing operations     827   (1,580)  (1,880)  (3,217)   1,169

      Income (loss) from
      continuing operations
      per common share.....   $0.34   ($0.64)  ($0.76)  ($1.30)   $0.47

      Total assets.........  46,101   45,345   47,321   66,604   71,390

      Long-term
      obligations..........  13,256   14,071   12,873   25,188   24,314

      Cash dividends
      declared
      per common share.....   $0.00    $0.00    $0.00    $0.00    $0.00

     Per share data has been restated to give effect to stock dividends paid through January 27, 1995.

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  -------------------------------------------------

        RESULTS OF OPERATIONS
        ---------------------

        NET SALES:
             Consolidated net sales for 1994 increased by 11.2% over 1993 levels. In 1993, net sales were essentially unchanged from the levels achieved in 1992.


        (Amounts in thousands)
        ----------------------------------------------------------------
                                               1994      1993      1992
        ----------------------------------------------------------------
        North America                       $ 44,657  $ 38,012  $ 33,550
        Europe                                22,443    22,316    26,708
        ----------------------------------------------------------------
        Total net sales                     $ 67,100  $ 60,328  $ 60,258
        ================================================================


             The Company's North American operations posted the tenth consecutive quarterly increase in net sales compared to prior year periods. The 1994 increase was 17.5% over 1993, due primarily to increased volume from improving economic conditions. Net sales in 1993 were 13.3% over 1992 levels. The increase was from higher volumes of existing products and the successful introduction of several new products.

             International operations based in Europe posted a 0.6% increase in 1994 over 1993 net sales levels. Recessionary pressures continuing in some European countries were offset by recoveries in others and by new distribution channels in the Far East. In 1993, net sales levels had declined by 16.4% from 1992 levels due to general recessionary economic conditions in most of our European markets.


        Net Sales by Segment *
        ----------------------------------------------------------------
                                               1994      1993      1992
        ----------------------------------------------------------------
        Collision Repair                       54.6%     55.6%     60.2%
        Engine Rebuilding                      17.0      16.9      15.3
        Fluid Power                            28.4      27.5      24.5
        ----------------------------------------------------------------
        Total net sales                       100.0%    100.0%    100.0%
        ================================================================

          * Refer to the Segment Information in the Notes to Consolidated Financial Statements for more information.

             The Collision Repair business benefitted from new channels of distribution for the international business, improving economic conditions in the collision repair industry in the United States and enthusiastic acceptance of recent product introductions.

             The Company's participation in the Ford Focus Partner program and other national account programs improved market
        penetration in the United States.   The agreement with Nissan
        Altia of Japan expanded channels of distribution for the Company in the Far East. These programs, along with the outstanding success of the SHARK (registered trademark) computerized sonar measuring system and the BlackoSpace (registered trademark) workbay concept system, helped offset weak economic conditions in Germany and Italy. Net sales increased by 9.2% over 1993.

             In 1993, net sales had declined by 7.6% from 1992 levels, due primarily to the weakness in European markets which were off by 16.4% over the prior year. North American markets had improved by 17.1% over 1992. Both situations are attributable to changing economic conditions and the resulting effect on sales volume.

             The Engine Rebuilding segment also benefitted from the improving economy in the United States. Net sales were up in
        both 1994 and 1993 by 11.9% and 11.0%, respectively.     This
        segment is continuing to improve its export sales business. In the short run, future export sales to Mexico may be delayed because of the recent instability in that country's currency. Since there are no domestic Mexican manufacturers of engine rebuilding equipment, the Company expects to realize delayed sales once the currency stabilizes.

             The Fluid Power industry segment improved net sales by 14.8% over 1993. This increase in net sales follows a 1993 increase of 12.3% over 1992 levels. The Company believes this increased volume is a direct result of its ability to deliver a unique quality product to meet the customers' production schedule requirements. While pricing pressures are still significant factors in the marketplace, it is quality and delivery which set the Company's Fluid Power business ahead of its competitors.


        COSTS AND PROFIT MARGINS:
             Gross profits improved by 13.0% from $21.5 million in 1993 to $24.3 million in 1994. The increase in 1993 gross profit was 2.5% from $21.0 million in 1992.

        Gross Profit as a % of Net Sales
        ----------------------------------------------------------------
                                               1994      1993      1992
        ----------------------------------------------------------------
        Collision Repair                       47.3%     45.2%     42.9%
        Engine Rebuilding                      26.3      28.5      25.7
        Fluid Power                            21.2      20.4      21.5
        ----------------------------------------------------------------
        Consolidated                           36.2%     35.7%     34.8%
        ================================================================

             The increase in gross profit margins in the Collision Repair industry segment is a result of both increased efficiencies in the utilization of productive capacity and higher margins on newly introduced products. As economic conditions improved in the United States, the Company was able to spread fixed manufacturing costs over a larger sales volume, thus utilizing productive capacity more efficiently. Products introduced during the period 1992 through 1994 were able to command higher margins because of their technological superiority and because of the research and development costs invested in their development. In North America these products are sold directly to the end user resulting in higher margins for the Company. Part of this benefit is offset by commissions paid to distributors. The changes to the distribution methods will provide the Company with better control of the distribution channel and improved market research information regarding the equipment users.

             The Company incurred increases in the cost of materials during 1994. By seeking alternative sources of supply and by re-engineering products to reduce their material cost content (value engineering), the Company was able to absorb these increases without materially affecting gross profit.

             The Engine Rebuilding segment also benefitted from improved manufacturing capacity utilization as a result of volume increases from better economic conditions in the 1992 through 1994 period. Because of the competitiveness of the domestic market, not all of the material and labor cost increases incurred in 1994 were passed on to equipment purchasers. This resulted in a slightly lower gross profit margin in 1994.

             The gross profit margins for the Fluid Power segment are essentially unchanged. Gains in gross profit have resulted from continuing improvements in sales volume which, the Company believes, are a result of performance factors in the area of quality, engineering assistance and delivery.

        OPERATING EXPENSES AND PROFIT:
             The rise in 1994 operating expenses is primarily due to higher commission expenses from increased sales volume. The increase in 1993 expenses over 1992 was due to higher bad debt expense, health and product liability self-insurance reserves and legal expenses. As a percent of total revenues, however, consolidated operating expenses were down in 1994 from 1993, despite the rising commission expenses.


        (Amounts in thousands)
        ----------------------------------------------------------------
                                               1994     1993       1992
        ----------------------------------------------------------------
        Operating expense                    $22,414  $21,599    $19,923
        ================================================================

        Operating profit (loss)              $ 1,889  $   (91)   $ 1,054
        ================================================================

             For the most part, operating expenses have been well controlled in all business segments with an overall positive trend. The higher percentage figure in 1993 for the Collision Repair segment was due to increased bad debt reserves in that year. The Company expects the positive trend in expenses, as a percent of revenue, to continue.

        Operating expense as a % of net sales for the segment
        ----------------------------------------------------------------
                                               1994      1993      1992
        ----------------------------------------------------------------
        Collision Repair                       39.0%     41.8%     37.7%
        Engine Rebuilding                      22.6      26.2      27.6
        Fluid Power                             9.6      10.8      10.3
        ----------------------------------------------------------------
        Consolidated                           33.4%     35.8%     33.1%
        ================================================================


        NONOPERATING INCOME AND EXPENSE:
             Interest expense is the largest component of nonoperating expense. It is interest paid to banks, leasing companies and other lenders for borrowed money or for capitalized leases. While the overall borrowing level declined by 5.9% during 1994, rising interest rates increased overall interest expense from 1993 by $93,000. In 1993 declining levels of borrowing and stable interest rates resulted in a 23.8% reduction in interest expense from 1992 levels.

        (Amounts in thousands)
        ----------------------------------------------------------------
                                               1994     1993       1992
        ----------------------------------------------------------------
        Interest expense                   $ (1,690) $ (1,597) $ (2,096)
        Gain(loss) on foreign currency          (28)      146      (533)
        Miscellaneous, net                      339       125       225
        ----------------------------------------------------------------
        Total nonoperating expense, net    $ (1,379) $ (1,326)  $(2,404)
        ================================================================

             The foreign currency gains and losses are primarily attributed to European operations where a considerable amount of buying and selling is done in non-local currencies. Receivables and payables denominated in non-local currencies give rise to exchange gains and losses on a regular basis. Normally, currency risk in this category is managed by a review of the balance of receivables and payables and, where warranted, the purchase of exchange contracts to minimize risk. In 1993, the Company recorded a $267,000 exchange gain as a result of closing the Spanish operation and consolidating the remaining accounts in the Company's Swiss subsidiary.


        INCOME TAX EXPENSE:
             The income tax benefit recorded for 1994 was the result of recoverable income taxes from net operating loss carrybacks and the favorable resolution of tax audits of prior year returns. The 1993 income tax expense is exclusively from European operations.


        DISCONTINUED OPERATIONS:
        ------------------------

             The Automotive Service Equipment business in North America had become a highly competitive, low margin business, increasingly assailed by competition from off-shore, low cost producers with inconsistent quality. Near the end of June 1992, the Company sold its North American Automotive Service Equipment
        business.   The Company's intent in selling this business was to
        focus its assets and efforts on its higher margin products where quality rather than price and volume is the important factor to profitability.

             The Automotive Service Equipment business recorded net losses of $0.8 million in 1992 (6% of net sales) and $2.0 million in 1991 (7% of net sales).

             Proceeds from the sale of the business were $10.1 million and the Company recorded a net gain of $155,000 in 1992. Through the first six months of 1992, the Automotive Service Equipment business generated $13.2 million in net sales, a 15% decline from $15.5 million for the same period the year earlier. Sales for 1991 were $30.3 million. Gross margins for the six months of 1992 were 18% of net sales, compared to 19% for the year ended December 31, 1991.

             The Company retains its rights to sell automotive service equipment through its other businesses in the markets of Europe, the Middle East and the Orient. These markets do not display the same negative characteristics.

             The additional loss on the discontinued business of $756,000 was recorded in 1993 as the result of revaluation of pension liability for current interest rates, an adjustment to the product liability self-insurance reserves and the recording of a loss on the disposition of assets held for sale.


        EXTRAORDINARY GAIN:
        -------------------

             In July 1993, the Company's Baraboo, Wisconsin manufacturing facility sustained considerable damage due to flooding. The insurance protecting the property replaced any equipment damaged beyond repair with new equipment. As a result, a gain was recorded for the market value of the new equipment and an offsetting loss was recorded for the book value of the equipment destroyed. In addition, certain unreimbursed expenses related to the flooding were also charged against the gain.


        FINANCIAL CONDITION:
        --------------------

        LIQUIDITY:
             Net income adjusted for non-cash items has increased
        consistently during the past three years. 1994 produced $2.8 million; an increase of 47.4% over 1993's $1.9 million. 1992 used $131,000.


        (Amounts in thousands)
        ----------------------------------------------------------------
                                               1994      1993      1992
        ----------------------------------------------------------------
        Net income (loss)                  $    827  $ (1,576) $ (2,487)
        Adjustments for non-cash items        2,001     3,458     2,356
        ----------------------------------------------------------------
                                              2,828      1,882     (131)
        Cash from changes in certain
             assets & liabilities            (1,689)      963     2,474
        ----------------------------------------------------------------

        Cash from operating activities     $  1,139  $  2,845  $  2,343
        ================================================================

             Cash from operating activities continues to provide the Company with sufficient cash to satisfy debt service requirements and the investment in capital assets.

             During 1994, the build-up in working capital was necessary to support the growing sales volume. The increase, primarily inventory and receivables, reduced overall cash flows from operations by $1.7 million as compared to 1993. The Company expects to reverse this build-up in 1995, providing additional cash from operating activities to reduce debt.


        (Amounts in thousands)
        ----------------------------------------------------------------
                                               1994      1993      1992
        ----------------------------------------------------------------
        Current assets                      $ 37,353  $ 35,584  $ 37,500
        Current liabilities                   17,030    16,341    16,539
        ----------------------------------------------------------------
        Working capital                     $ 20,323  $ 19,243  $ 20,961
        ================================================================
        Current ratio                       2.2 to 1  2.2 to 1  2.3 to 1
        ================================================================

             Credit arrangements in Europe are short-term in nature and designed to satisfy seasonal fluctuations in liquidity requirements. Those arrangements are renewed annually and are sufficient to support the needs of the Company's operations there.


        FINANCING ACTIVITIES:
             During 1994, the Company entered into financing agreements with several institutions for aggregate proceeds of $1.5 million. These financings are collateralized by machinery, equipment, buildings and fixtures. The Company also extended its current credit agreement with domestic banks during the year.

             Actual amounts available under the $12 million credit line are dependent upon the balances of the underlying collateral. At December 31, 1994, $10 million of the line of credit was available. The Company was utilizing $7.6 million. This line of credit, along with cash provided by operating activities, is considered adequate to satisfy the cash needs of the Company.


        ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

                                    Index
                                    -----

                            Report of Management

                        Independent Auditors' Report

                    Consolidated Statements of Operations

                         Consolidated Balance Sheets

                    Consolidated Statements of Cash Flows

                 Notes to Consolidated Financial Statements

     MANAGEMENT'S REPORT

         The management of Hein-Werner Corporation is responsible for the preparation and presentation of financial statements. Management believes the established policies, internal accounting controls and review procedures provide reasonable assurance that the consolidated financial statements included herein are prepared in accordance with generally accepted accounting principles. This preparation has been based upon the best estimates and judgments and giving due consideration to materiality.
         The Company maintains internal accounting control systems and related policies and procedures. These systems are designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and properly recorded, and accounting records may be relied upon for the preparation of financial statements and other financial information. The design, monitoring and revision of internal accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures.
         The independent auditors are responsible for expressing their opinion as to whether the financial statements present fairly the financial position, operating results and cash flow of the Company. In this process, they obtain a sufficient understanding of the internal accounting systems to establish the audit scope, review selected transactions and carry out other audit procedures.
         The Audit Committee of the Board of Directors is composed of two non-employee directors who meet periodically with the independent auditors and the Company's management. This Committee considers the audit scope, discusses financial and reporting subjects and reviews management actions on these matters. The independent auditors have full and free access to the Audit Committee.




                                     Edward F. Duffy
                                     Vice-President Finance and
                                     Treasurer





                                     Joseph L. Dindorf
                                     President and Chief Executive
                                     Officer

     Waukesha Wisconsin
     February 17, 1995
     INDEPENDENT AUDITORS' REPORT


     The Board of Directors and Stockholders of Hein-Werner
     Corporation:

         We have audited the accompanying consolidated balance sheets of Hein-Werner Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hein-Werner Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                     KPMG Peat Marwick LLP

     Milwaukee, Wisconsin
     February 17, 1995

     Consolidated Balance Sheets
     As of December 31, 1994 and 1993
     (Amounts in thousands)
                                                      1994       1993
                                                    ---------  ---------
     ASSETS
     ------
     CURRENT ASSETS:
       Cash                                         $    466   $    339
       Accounts receivable, net                       19,875     18,957
       Inventories                                    16,154     14,624
       Prepaid expenses and other                        858      1,664
                                                    ---------  ---------
         TOTAL CURRENT ASSETS                         37,353     35,584

     PROPERTY, PLANT AND EQUIPMENT, NET                5,265      5,658
     OTHER ASSETS                                      3,483      4,103
                                                    ---------  ---------
                                                    $ 46,101   $ 45,345
                                                    =========  =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     CURRENT LIABILITIES:
       Notes payable                                $  3,189   $  2,954
       Current installments of long-term debt            316        789
       Accounts payable                                7,302      7,622
       Other current liabilities                       6,223      4,976
                                                    ---------  ---------
         TOTAL CURRENT LIABILITIES                    17,030     16,341

     LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS   13,256     14,071
     OTHER LONG-TERM LIABILITIES                       1,493      2,217
                                                    ---------  ---------
     Commitments and Contingencies
     TOTAL LIABILITIES                                31,779     32,629

     STOCKHOLDERS' EQUITY:
       Common stock of $1 par value per share
         Authorized: 20,000,000 shares;
         Issued: 2,386,477 shares                      2,386      2,386
       Capital in excess of par value                 11,377     12,023
       Retained earnings                                 827      1,306
       Cumulative translation adjustments                110       (670)
                                                    ---------  ---------
                                                      14,700     15,045
       Less cost of common shares in treasury -
         21,707 and 133,978 shares at December 31,
         1994 and 1993, respectively                     378      2,329
                                                    ---------  ---------
           TOTAL STOCKHOLDERS' EQUITY                 14,322     12,716
                                                    ---------  ---------
                                                    $ 46,101   $ 45,345
                                                    =========  =========
     See accompanying notes to consolidated financial statements. Consolidated Statements of Operations
     Years Ended December 31, 1994, 1993 and 1992
     (Amounts in thousands, except per share amounts)

                                            1994        1993      1992
                                         ---------  ---------  ---------
     NET SALES                           $ 67,100   $ 60,328   $ 60,258

     COST OF SALES                         42,797     38,820     39,281
                                         ---------  ---------  ---------
     GROSS PROFIT                          24,303     21,508     20,977

     SELLING, ENGINEERING AND
       ADMINISTRATIVE EXPENSES             21,711     19,848     19,003
     BAD DEBT EXPENSE                         703      1,751        920
                                         ---------  ---------  ---------
                                           22,414     21,599     19,923
                                         ---------  ---------  ---------
       OPERATING PROFIT (LOSS)              1,889        (91)     1,054

     NON-OPERATING INCOME (EXPENSE)
       Interest expense                    (1,690)    (1,597)    (2,096)
       Other income (expense)                 311        271       (308)
                                         ---------  ---------  ---------
                                           (1,379)    (1,326)    (2,404)
                                         ---------  ---------  ---------
     INCOME (LOSS) FROM CONTINUING
       OPERATIONS, BEFORE INCOME TAX          510     (1,417)    (1,350)

     INCOME TAX EXPENSE (BENEFIT)            (317)       163        530
                                         ---------  ---------  ---------
     NET INCOME (LOSS) FROM CONTINUING
       OPERATIONS                             827     (1,580)    (1,880)

     DISCONTINUED BUSINESS
       Loss from the operations of a
       disposed business, net of related
       income tax                              --         --       (762)

       Gain (loss) from the sale of a
       business, net of related income tax     --       (756)       155

     EXTRAORDINARY ITEM
       Gain from the involuntary
         conversion of assets, net of
         related income tax                    --        760         --
                                         ---------  ---------  ---------

     NET INCOME (LOSS)                   $    827   $ (1,576)  $ (2,487)
                                         =========  =========  =========
     EARNINGS (LOSS) PER COMMON SHARE
       FROM CONTINUING OPERATIONS        $   0.33   $  (0.64)  $  (0.76)
                                         =========  =========  =========
     EARNINGS (LOSS) PER COMMON SHARE    $   0.33   $  (0.63)  $  (1.00)
                                         =========  =========  =========

     See accompanying notes to consolidated financial statements. Consolidated Statements of Cash Flows
     Years Ended December 31, 1994, 1993 and 1992
     (Amounts in thousands)

                                            1994       1993       1992
                                         ---------  ---------  ---------

     CASH FROM OPERATING ACTIVITIES:
       Net income (loss)                  $   827    $(1,576)   $(2,487)

       Adjustments to reconcile net
       income (loss) to cash provided
       by operating activities:
         Adjustments to net income
         (loss) for items not using
         or providing cash:
           Depreciation and amortization    1,301      1,175      1,527
           Bad debt expense                   703      1,751        920
           Deferred tax expense                --        523        175
           (Gain) loss on sale property,
              plant & equipment                (3)        13       (111)
           (Gain) from the involuntary
              conversion of assets             --       (760)        --
           (Gain) loss from the sale of
              a business                       --        756       (155)
                                         ---------  ---------  ---------
                                            2,001      3,458      2,356
                                         ---------  ---------  ---------
         Increase (decrease) in cash,
         net of the effects of the
         disposed business, due to
         changes in:
           Accounts receivable             (1,621)    (1,882)     5,135
           Inventories                     (1,530)     1,033      3,173
           Prepaid expenses and
              other assets                  1,259      1,701     (1,185)
           Accounts payable                  (320)     1,246     (3,036)
           Accrued expenses and
              other liabilities               523     (1,135)    (1,613)
                                         ---------  ---------  ---------
                                           (1,689)       963      2,474
                                         ---------  ---------  ---------
       Cash provided by operating
         activities                         1,139      2,845      2,343
                                         ---------  ---------  ---------





                              [continued]
     Consolidated Statements of Cash Flows, continued...
     Years Ended December 31, 1994, 1993 and 1992
     (Amounts in thousands)

                                            1994       1993       1992
                                         ---------  ---------  ---------

     CASH FROM INVESTING ACTIVITIES:
       Capital expenditures                  (737)    (1,148)    (1,541)
       Proceeds from sale of property,
         plant & equipment                     13         44      1,128
       Proceeds from the sale
         of a business                         --         --     10,144
                                         ---------  ---------  ---------
     Cash provided by (used in)
       investing activities                  (724)    (1,104)     9,731
                                         ---------  ---------  ---------

     CASH FROM FINANCING ACTIVITIES:
       Increase (decrease) in
         notes payable                        235     (1,316)       620
       Proceeds from long-term debt         1,461      2,006      6,200
       Deferred debt issuance costs           (15)       (70)        --
       Repayment of long-term debt         (2,749)    (1,408)   (19,328)
                                         ---------  ---------  ---------
         Cash used in financing
           activities                      (1,068)      (788)   (12,508)
                                         ---------  ---------  ---------

     CUMULATIVE TRANSLATION ADJUSTMENTS       780       (728)    (1,114)
                                         ---------  ---------  ---------
     TOTAL CASH PROVIDED (USED)               127        225     (1,548)

     CASH - BEGINNING OF YEAR                 339        114      1,662
                                         ---------  ---------  ---------
     CASH - END OF YEAR                  $    466   $    339   $    114
                                         =========  =========  =========







     See accompanying notes to consolidated financial statements.

        Notes to Consolidated Financial Statements
        December 31, 1994, 1993, and 1992


        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a) Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

        (b) Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

        (c) Inventories

        Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

        Equipment which is repossessed and returned to inventory is recorded at the lesser of its original cost, the amount owed to the Company, or market.

        (d) Property, Plant and Equipment

        Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. Major replacements and betterments are capitalized while maintenance and repairs are expensed as incurred.

        (e) Intangibles

        Patents are amortized over their estimated useful lives but not exceeding seventeen years. The excess cost over net assets of acquired companies is amortized on the straight-line basis over a forty-year period. Deferred debt issuance costs are amortized over the term of the underlying debt agreements. The Company periodically evaluates the carrying value and remaining amortization periods of intangible assets for impairment.

        (f)  Non-current Receivables

        Certain accounts receivable from distributors in the Collision Repair industry segment were renegotiated during 1993 to notes with payment schedules which extend beyond one year. These notes, which bear an interest rate of 8%, have been collateralized with personal guarantees of the owners, partners and principals of the distributors and are presented as non-
        current assets.   Statement of Financial Accounting Standards
        No. 114, "Accounting by Creditors for Impairment of a Loan", was adopted January 1, 1995 and is not expected to have a significant effect on the Company's financial position or results of operations.

        (g) Revenue Recognition and Concentration of Credit Risk

        Sales are recognized upon shipment of products to equipment distributors, automotive jobbers, warehouse distributors and retail dealers for resale; and on shipments directly to original equipment manufacturers and end-users. Estimated losses on accounts receivable and guaranteed notes are provided for in valuation reserves.

        The Company extends customary industry credit terms to customers in North America and in Europe. Sales outside these regions are generally supported by letters of credit. Accounts receivable from resellers of equipment are generally collateralized by the products sold and the Company also obtains guarantees from some owners, partners, or principals.

        When product is repossessed for which the Company has obtained a guarantee, the guarantor takes possession of the product and the Company records a receivable from the guarantor. If there is no third party guarantor, the Company takes possession of the equipment and reverses any previously recognized revenue or charges any recognizable loss to a reserve established for that purpose.

        (h) Income Taxes

         The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (i) Translation of Foreign Financial Statements

        Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates and the statements of operations are translated at the average exchange rates for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated as a separate component of stockholders' equity until the entity is sold or substantially liquidated, at which time any gain or loss is included in net earnings.

        Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in net earnings.

        (j) Research and Development Expenses

        The Company incurred research and development costs in continuing operations of approximately $1,475,000 in 1994, $1,450,000 in 1993, and $1,531,000 in 1992. Research and
        development costs are expensed as incurred.

        (k) Earnings per Common Share

        Earnings per share data and weighted average shares outstanding have been restated for all years presented to give effect to the 5% stock dividends paid January 27, 1995, January 21, 1994 and January 22, 1993.

        Earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options (less the number of treasury shares assumed to be purchased from the proceeds). Primary earnings per share are based on 2,483,000 shares in 1994, 1993, and 1992 respectively, as adjusted for stock dividends. Fully diluted earnings per share based on the assumed conversion of the 8% convertible subordinated notes issued September 29, 1989 were not dilutive in any of the years presented.


        (l) Reclassification

        Certain amounts in 1993 and 1992 have been reclassified to conform to the 1994 presentation.


        ACCOUNTS RECEIVABLE

        (Amounts in thousands)                         1994       1993
        ----------------------------------------------------------------
        Accounts Receivable                          $ 21,545  $ 20,895
        Allowance for losses                            1,670     1,938
        ---------------------------------------------------------------
        Total                                        $ 19,875  $ 18,957
        ===============================================================


        INVENTORIES

        (Amounts in thousands)                         1994       1993
        ---------------------------------------------------------------
        Raw material                                  $ 5,902   $ 4,078
        Work-in-process                                 1,481     3,225
        Finished goods                                  8,771     7,321
        ---------------------------------------------------------------
        Total                                         $16,154   $14,624
        ================================================================



        PREPAID EXPENSES AND OTHER ASSETS

        (Amounts in thousands)                         1994       1993
        ---------------------------------------------------------------
        Prepaid expenses and other                    $   350   $ 1,001
        Income tax benefit receivable                     508       663
        ---------------------------------------------------------------
        Total                                          $   858  $ 1,664
        ================================================================



        PROPERTY, PLANT AND EQUIPMENT, NET

        (Amounts in thousands)                         1994       1993
        ---------------------------------------------------------------
        Land                                          $    90   $    90
        Buildings                                       2,839     2,745
        Machinery & equipment                          13,101    12,423
        ---------------------------------------------------------------
                                                       16,030    15,258
        Accumulated depreciation                       10,765     9,600
        ---------------------------------------------------------------
        Total                                         $ 5,265   $ 5,658
        ================================================================



        OTHER ASSETS

        (Amounts in thousands)                         1994       1993
        ---------------------------------------------------------------
        Patents                                       $   563   $   563
        Goodwill                                        2,282     2,282
        ---------------------------------------------------------------
                                                        2,845     2,845
        Accumulated amortization                        1,259     1,180
        ---------------------------------------------------------------
        Net Intangibles                                 1,586     1,665

        Deferred debt issuance costs, net                  97       181

        Non-current notes receivables                   2,407     3,041
        Less allowance                                    955       995
        ---------------------------------------------------------------
        Net receivables                                 1,452     2,046

        Other assets                                      348       211
        ---------------------------------------------------------------
        Total                                         $ 3,483   $ 4,103
        ================================================================


        SHORT-TERM BORROWINGS AND LINES OF CREDIT

        The Company has various unsecured lines of credit with foreign banks aggregating $6,514,000. The amount of unused available borrowings under these various lines of credit was $3,325,000 at December 31, 1994.

        In addition, the Company has the ability to borrow funds outside of these lines of credit at foreign banks by using local currency receivables as collateral. The Company was not utilizing this facility as of December 31, 1994.


        OTHER CURRENT LIABILITIES

        (Amounts in thousands)                         1994       1993
        ---------------------------------------------------------------
        Accrued payroll and related expenses         $  1,599   $   692
        Accrued commissions                             1,106     1,364
        Accrued expenses related to a disposed business   354       516
        Other accrued expenses                          3,164     2,404
        ---------------------------------------------------------------
        Total                                         $  6,223  $ 4,976
        ================================================================



        OTHER LONG-TERM LIABILITIES

        (Amounts in thousands)                         1994       1993
        ---------------------------------------------------------------
        Accrued expenses related to a disposed business   689     1,048
        Other                                             804     1,169
        ---------------------------------------------------------------
        Total                                        $  1,493   $ 2,217
        ================================================================


        LONG-TERM DEBT

        (Amounts in thousands)                           1994       1993
        ---------------------------------------------------------------
        Revolving credit agreement                   $  7,024   $  8,935
        8% Convertible subordinated notes
          due 1996 to 1999                              4,500      4,500
        10.5% Term loan due to 1994                        --        625
        11.5% Financing due to 2000                     1,082         --
        8.75% Financing due to 2004                       318         --
        Capitalized Leases due to 1998                    576        728
        Other                                              72         72
        ---------------------------------------------------------------
                                                       13,572     14,860
        Less current installments of long-term debt       316        789
        ---------------------------------------------------------------
        Total long-term debt,
          excluding current installments             $ 13,256   $ 14,071
        ================================================================

        Aggregate required annual principal payments, including capital leases, for the next five years are:

        (Amounts in thousands)
        ---------------------------------------------------------------
                                              1995            $    316
                                              1996               8,574
                                              1997               1,548
                                              1998               1,363
                                              1999               1,298
        ---------------------------------------------------------------

          The revolving credit agreement provides for borrowing not to exceed $12 million, based on the availability of collateral assets, primarily inventory and accounts receivable and matures May 31, 1996. At year end the borrowing base approximated $10
        million.   At December 31, 1994 the net book value of such
        collateral was approximately $16.6 million. Unused letters of credit issued on behalf of the Company totalled $545,000 at December 31, 1994. A commitment fee of 1/2 of 1% per annum is payable monthly on the average daily amount of the unused borrowing availability.The Company can borrow at the prime rate of interest, plus 1.75% The prime rate in effect at December 31, 1994 was 8.5%.

        The Company entered into two financing arrangements in 1994.
        One agreement, at 11.5%, provided funds of $1.1 million and is secured by machinery and equipment with a net book value of $1.5 million and a letter of credit in the amount of $200,000. The second arrangement, at 8.75%, provided funds of $325,000 and is secured by buildings and fixtures with a net book value of $693,000.

        The 8% convertible subordinated notes are convertible into common stock at a price of approximately $6.59 per share after giving effect to the 5% stock dividend paid January 27, 1995. The convertible subordinate note agreement contains a covenant which will become applicable in the quarter ending June 30, 1995. The Company would not have complied with the covenant at December 31, 1994, but believes it will be in compliance when the covenant becomes applicable. Should the Company not be in compliance, it would have to obtain a waiver of compliance from the noteholders or a modification to the agreement. Failure to obtain either could cause the notes to be currently payable.

        The various underlying agreements contain certain restrictive covenants principally relating to additional debt, long-term leases, working capital levels, net worth, the ratio of debt to net worth and interest charge coverage. In addition, the Company is restricted from paying cash dividends and from purchasing or redeeming its own stock. The convertible subordinated note agreement restricts the Company's cash dividend payments, on a cumulative basis, to not more than 25% of the cumulative net income from December 31, 1988 to the date
        of the payment.   At December 31, 1994 the Company is in
        compliance with all covenants.

        Interest paid during 1994, 1993, and 1992 was $1,649,000,
        $1,681,000, and $2,104,000, respectively.



        COMMITMENTS AND CONTINGENCIES

        a)  Financial Instruments with Off-Balance-Sheet Risk

        To meet the financing needs of consumers of its collision repair and engine rebuilding products the Company is, in the normal course of business, a party to financial instruments with off-balance-sheet risk. The instruments are guarantees of notes payable to financing institutions arranged by the Company. The Company performs credit reviews on all such guarantees. These guarantees extend for periods up to six years and expire in decreasing amounts through 2000. The amount guaranteed to each institution is contractually limited to a portion of the amount financed in a given year. The notes are collateralized by the equipment financed. Proceeds from the resale of recovered equipment have generally been 80% to 90% of repurchased notes.

        The maximum credit risk to the Company at December 31, 1994 and 1993 was approximately $3,400,000 and $3,500,000, respectively. Proceeds from guaranteed notes totaled approximately $2,100,000 in 1994, $1,600,000 in 1993, and $2,200,000 in 1992.


        b)  Litigation

        The Company is involved in legal proceedings, claims and administrative actions arising in the normal course of business. In the opinion of management, the Company's liability, if any, under any pending litigation or administrative proceeding would not materially affect its financial condition or operations.


        c)  Environmental Claims

        From time to time the Company is identified as a potentially responsible party in environmental matters, primarily related to waste disposal sites, which contain residuals from the manufacturing process which were previously disposed of by the Company in accordance with applicable regulations in effect at the time of disposal. Materials generated by the Company in these sites have been small and claims against the Company have been handled on a diminimus basis. In addition, the Company has indemnified purchasers of property previously sold by the Company, against any environmental damage which may have existed at the time of the sale. In the opinion of management, the Company's liability, if any, under any pending administrative proceeding or claim, would not materially affect its financial condition or operations.

        d)  Leases

        At December 31, 1994, future minimum lease payments under capital leases and under non-cancelable operating leases with initial terms greater than one year are as follows:


        (Amounts in thousands)
        ---------------------------------------------------------------
                                                  Capitalized  Operating
                                                     Leases      Leases
        ---------------------------------------------------------------
          1995                                           $207  $  1,696
          1996                                            207     1,501
          1997                                            233     1,278
          1998                                             17       993
          1999                                             --       901
          2000-2002                                        --     1,582
        ---------------------------------------------------------------
        Total minimum lease payments                      664  $  7,951
                                                               =========

        Less amount representing interest                  88
        --------------------------------------------------------
        Present value of minimum lease payments          $576
        ========================================================

        Current portion of capitalized lease obligations $160
        ========================================================


        Property, plant and equipment includes the following amount relating to leases which have been capitalized:

        (Amounts in thousands)
        ---------------------------------------------------------------
                                                        1994       1993
        ---------------------------------------------------------------
        Buildings                                     $    --    $ 1,132
        Machinery and equipment                           951        951
        ---------------------------------------------------------------
                                                          951      2,083
        Accumulated depreciation                          319        609
        ---------------------------------------------------------------
                                                      $   632    $ 1,474
        ================================================================

        Operating leases are for buildings, warehouses and equipment. Rental expense for operating leases was $1,765,000, in 1994, $1,841,000 in 1993, and $1,565,000 in 1992.



  CHANGES IN STOCKHOLDERS' EQUITY

  (Amounts in thousands)
  ---------------------------------------------------------------------------
                        Capital in            Cummulative
                Common   excess of  Retained  translation  Treasury
  December 31:   stock   par value  earnings  adjustments    stock    Total
  ---------------------------------------------------------------------------
  1991           $2,386   $12,023   $ 9,000      $ 1,172   $(5,957)  $18,624

  Net loss          --         --    (2,487)          --        --    (2,487)
  Translation
    adjustments     --         --        --       (1,114)       --    (1,114)
  5% Stock
    dividend paid
    January 24, 1992,
    101,821 shares  --         --    (1,769)          --     1,769        --
  Fractional shares --         --        (2)          --        --        (2)
  ---------------------------------------------------------------------------
  1992            2,386    12,023     4,742           58    (4,188)   15,021

  Net Loss          --         --    (1,576)          --        --    (1,576)
  Translation
    adjustments     --         --        --         (728)       --      (728)
  5% Stock
    dividend paid
    January 22, 1993,
    106,952 shares  --         --    (1,859)          --     1,859        --
  Fractional shares --         --        (1)          --        --        (1)
  ---------------------------------------------------------------------------
    1993          2,386    12,023     1,306         (670)   (2,329)   12,716

  Net Income        --         --       827           --        --       827
  Translation
    adjustments     --         --        --          780        --       780
  5% Stock
    dividend paid
    January 21,1994,
    112,271 shares  --       (646)   (1,305)          --     1,951        --
  Fractional shares --         --        (1)          --        --        (1)
  ---------------------------------------------------------------------------
  1994           $2,386    $11,377  $   827      $   110    $( 378)  $14,322
  ===========================================================================


        STOCK PLANS

        All options under the 1980 Stock Option and Performance Share Plan expired in 1994. No further options can be granted pursuant to this plan.

        The 1987 Stock Option and Incentive Plan provided for the issuance of up to 110,000 shares of the Company's common stock to officers and key employees at 100% of the fair market value of the stock on the date of the grant. During 1992 all outstanding options under this plan were canceled. The Company subsequently granted options for 102,000 shares at $5.875* per share. The options are subject to the following conditions and limitations: no option may be exercised until three (3) years after the date of grant when 50% of the options granted become exercisable; five (5) years after the date of grant 100% of the options granted are exercisable. Options expire ten (10) years after the date of grant. Under provisions defined in the Plan, all options become exercisable in the event of a public tender offer or if an exchange offer is made for the Company's stock.

        Transactions with respect to the Company's stock options for each of the three years in the period ended December 31, 1994 were as follows:

                                            Option               Price *
                                            Shares             Per Share
        ----------------------------------------------------------------
        December 31, 1991                 112,875        $ 5.55 - 13.16
        Granted via stock dividend          5,648
        Canceled                         (117,972)         8.11 - 13.16
        Granted                           102,000              5.33
        ---------------------------------------------------------------
        December 31, 1992                 102,551          5.33 -  5.55
        Granted via stock dividend          5,128
        ---------------------------------------------------------------
        December 31, 1993                 107,679          5.33 -  5.55
        Expired                              (579)
        Granted via stock dividend          5,355
        ---------------------------------------------------------------
        December 31, 1994                 112,455               5.33
        ================================================================

        At December 31, 1994:
        Exercisable                            --                --
        ================================================================

        Available for future grants        21,251
        ============================================

            * Adjusted to give effect to the stock dividend
              paid January 21, 1994.


        In May 1989, the Company declared a dividend of one common share purchase right for each outstanding share of common stock.
        Under certain circumstances, each right entitles the holder to purchase one share of common stock at $65, subject to adjustment. The rights are not exercisable until ten days after a public announcement that a person or group has acquired at least 20% of the outstanding common stock or ten business days (or later date determined by the Board of Directors) after a person or group announces an intention to make or commences, a tender or exchange offer that would result in ownership of 20% or more of the Company's common stock. Subject to certain limitations, the Company's Board of Directors may reduce the thresholds applicable to the rights to not less than 10%.

        If a person or group acquires 20% or more of the outstanding common stock, or certain other events occur, each right not owned by a 20% or greater stockholder will become exercisable for that number of shares of common stock having a market value of twice the exercise price of the right. If the Company is acquired in a merger or other business combination or 50% or more of its consolidated assets or earning power is sold at any time after the rights become exercisable, the rights will entitle the holder thereof to purchase common stock of the acquiring company having a market value equal to two times the exercise price of the rights.

        The rights, which do not have voting privileges, may be redeemed by the Company at a price of $.03 per right at any time prior to public announcement that a person or group has acquired 20% or more of the Company's common stock. In addition, under certain circumstances the rights may be redeemed by stockholder action in connection with an acquisition proposal. Further, at any time after a person or group acquires 20% or more of the Company's common stock and prior to that person or group acquiring 50% or more of the common stock, the Company may exchange the rights (other than rights owned by such 20% or greater stockholder) in whole or in part for one share of common stock per right. The rights expire on May 23, 1999.



        EMPLOYEE BENEFIT PLANS

        A profit sharing and retirement plan is in effect for all domestic employees of the Company. The Company can contribute between 5% and 16% of its earnings before income taxes in excess of varying levels, ranging from $250,000 to $4,500,000. A cash contribution of $21,250 will be made in 1995 based on 1994 earnings, in accordance with the terms of the plan. In addition, the Board of Directors authorized a special contribution of $93,750 in the form of 18,750 shares of the Company's common stock to be made in 1995. The shares are valued at the year end closing price of $5.00 per share. No contributions were made in 1993 or 1992.

        The Company does not provide post-retirement benefits under current benefit programs. Obligations under previous programs are not material.


        INCOME TAXES

        Income (loss) from continuing operations, before income taxes, consists of the following:
        (Amounts in thousands)               1994       1993       1992
        ----------------------------------------------------------------
        Domestic                         $   (798)  $ (2,712)  $ (2,739)
        Foreign                             1,308      1,295      1,389
        ----------------------------------------------------------------
                                         $    510   $ (1,417)  $ (1,350)
        ================================================================


        Total income tax expense (benefit) was allocated as follows:

        (Amounts in thousands)               1994       1993       1992
        ---------------------------------------------------------------
        Continuing operations               $(317)     $ 163    $   530
        Discontinued operations                --         --       (116)
        ---------------------------------------------------------------
                                            $(317)     $ 163    $   414
        ================================================================

        Income tax expense (benefit) attributable to income (loss) from continuing operations consists of the following:

        (Amounts in thousands)               1994       1993       1992
        ---------------------------------------------------------------
        CURRENT:
          U.S. Federal                   $  (668)   $  (557)    $  (526)
          State                               --         --          --
          Foreign                            351        197         881
        ---------------------------------------------------------------
                                            (317)      (360)        355
        DEFERRED:
          U.S. Federal                        --        557         232
          State                               --         --          --
          Foreign                             --        (34)        (57)
        ---------------------------------------------------------------
                                              --        523         175
        ---------------------------------------------------------------
                                          $ (317)   $   163     $   530
        ================================================================

        The significant components of deferred income tax expense
        (benefit) attributable to income (loss) from continuing operations are as follows:

        (Amounts in thousands)               1994        1993      1992
        ---------------------------------------------------------------
        Deferred income tax expense
          (benefit) (exclusive of the
          effects of other components
          listed below)                    $ (159)   $   (34)   $  (880)
        Increase in valuation allowance
          for deferred tax assets             159        557      1,055
        ---------------------------------------------------------------
                                           $   --    $   523   $    175
        ================================================================

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

        (Amounts in thousands)                          1994       1993
        ---------------------------------------------------------------
        Inventory valuation                          $   145    $   223
        Accounts receivable valuation                     30         94
        Vacation accrual                                 158        142
        Self-insurance accrual                           288        179
        Sale of business                                 383        649
        Net operating loss carryforwards               2,799      2,582
        Other                                            208        190
        ---------------------------------------------------------------
        Gross deferred tax assets                      4,011      4,059
        Less valuation allowance                      (3,007)    (2,848)
        ---------------------------------------------------------------
        Deferred tax assets                            1,004      1,211
        ================================================================

        Depreciation                                    (964)      (989)
        Other, including undistributed earnings of
          foreign subsidiaries                           (40)      (222)
        ---------------------------------------------------------------
        Deferred tax liabilities                      (1,004)    (1,211)
        ================================================================
        Net deferred tax asset                        $   --      $   --
        ================================================================

        A reconciliation of actual income tax expense (benefit) attributable to income (loss) from continuing operations to the "expected" income tax expense (benefit) computed by applying the U.S. Federal corporate tax rate to income (loss) from continuing operations, before income taxes, follows:

        (Percent of pretax earnings)         1994       1993       1992
        ---------------------------------------------------------------
        Statutory rate                      34.0 %    (34.0)%    (34.0)%
        Amortization of excess cost over
          net assets of acquired companies   4.0        1.4        1.5
        Foreign tax rates higher (lower)
          than statutory rates             (23.4)     (16.3)      10.5
        Net operating losses carried
          forward (utilized)                (9.4)      24.9        0.9
        Resolution of income tax
          examinations                     (88.6)        --       35.0
        Purchase accounting adjustments
          from tax basis differences at
          acquisition                       (1.6)      (0.6)      (7.3)
        Change in the valuation allowance
          for deferred tax assets allocated
          to income tax expense             25.5       39.3       37.4
        Other items - net                   (2.7)      (3.2)      (4.7)
        ---------------------------------------------------------------
                                           (62.2)%     11.5 %     39.3 %
        ================================================================

        Deferred income taxes have been provided on that portion of the undistributed earnings of foreign subsidiaries which the Company expects to recover in a taxable manner, such as through the receipt of dividends. Provision has not been made for U.S. or additional foreign taxes on foreign earnings which have been and will continue to be reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these foreign earnings. At December 31, 1994, the undistributed earnings of these foreign subsidiaries on which taxes have not been provided were approximately $6,057,000.

        Approximate net operating loss carryforwards available at December 31, 1994 to offset future taxable earnings of the Company are as follows:

        (Amounts in thousands)              Amount    Year of Expiration
        ---------------------------------------------------------------
        U. S. Federal                     $  2,900     2008 through 2009
        State                               10,500     1998 through 2009
        Foreign                              1,400     1996 through 1999
        Foreign                                600         Indefinite
        ---------------------------------------------------------------

        No benefit for the above net operating loss carryforwards has been recognized in the financial statements.

        The Company received net income tax refunds of $191,000, $528,000 and $253,000 during 1994, 1993 and 1992, respectively.


        DISCONTINUED OPERATIONS

        Effective June 20, 1992, the Company sold certain assets, including machinery and equipment, inventory, and contracts, relating to Hein-Werner's manufacture and North American distribution of jacks and other automotive lifting equipment, automotive battery service equipment, and automotive welding equipment (the "ASE business"). The North American ASE business sold products to the general automotive service equipment market in the United States, Canada, Mexico, Central and South America and the Caribbean. Proceeds from the sale were $10.1 million.

        As a result of the disposal, certain plant and property had become excess and was sold by the Company during 1993. At December 31, 1992, these assets had been written down to their estimated net realizable value and reclassified as other current assets. Included in liabilities at December 31, 1992 were accruals for expenses and costs to be incurred and satisfied at future dates. During 1993, an additional expense of $756,000 was accrued for future pension costs (primarily as a result of using a 7% discount rate), for the reserve for product liability insurance retroactive premium adjustments, and for losses on the sale of excess plant and property. Net sales of the ASE business were $13.2 million through June 20, 1992.

        The Company has traditionally allocated interest to all of its North American operations based on the amount of net working capital employed. Such an allocation is included in the results of operations for the discontinued business for the periods presented.

        Income tax benefit related to the operation of the ASE business was $116,000 in 1992. The 1992 gain on the sale and the additional 1993 adjustment to the gain had no income tax effects.

        Earnings (loss) per common share for discontinued operations were $(0.30) for 1992. Earnings per common share from the gain
        (loss) on the sale was $(0.30) in 1993 and $0.06 in 1992. Earnings (loss) per share data for 1993 and 1992 have been adjusted for the 5% stock dividend paid January 27, 1995.



        EXTRAORDINARY ITEM

        In 1993, a Company manufacturing facility sustained damage from flooding. Insurance coverage replaced damaged equipment with new. As a result, the Company recorded a gain for the value of the replacement equipment of $1,194,000 and a loss for the net book value of the equipment destroyed of $141,000. In addition, costs of $293,000 related to the flooding which were not reimbursed by insurance coverage were also charged against the gain. Accordingly, an extraordinary gain of $760,000 or $0.30 per share (there was no related income tax expense) was included in 1993. Earnings per share data for 1993 have been adjusted for the 5% stock dividend paid January 27, 1995.


        SEGMENT INFORMATION

        The Company's operations are principally in the Collision Repair Engine Rebuilding and Fluid Power industry segments. The Collision Repair segment includes frame straightening and vehicle measurement equipment, as well as various tools and accessories. Engine Rebuilding products include hones, lathes, grinders, and the like, along with various accessories.
        Products for the Fluid Power segment include single-acting, double-acting and telescoping hydraulic cylinders.

        Affiliated inter-segment sales and geographic sales are nominal in amount.



            [segment information is continued on the next page] Data by industry segment with a reconciliation to the consolidated financial statements are presented below:

     (Amounts in thousands)
     ------------------------------------------------------------------------
                                   Earnings
                                    before
                     Net Sales      income                         Capital
                    unaffiliated     taxes  Assets  Depreciation expenditures
     ------------------------------------------------------------------------

     1994:
     ========================================================================
     Collision Repair   $ 36,615 $   1,444  $ 33,194    $    501      $   438
     Engine Rebuilding    11,436      (458)    7,407         197           75
     Fluid Power          19,049     1,530     7,815         166          122
     ------------------------------------------------------------------------
     Business segments    67,100     2,516    48,416         864          635

     Corporate and
       eliminations          --     (2,006)  ( 2,315)        256          102
     ------------------------------------------------------------------------
     Consolidated       $ 67,100  $    510  $ 46,101    $  1,120      $   737
     ========================================================================


     1993:
     ========================================================================
     Collision Repair   $ 33,515  $   (334) $ 36,351    $    439      $   406
     Engine Rebuilding    10,219      (682)    7,704         186          321
     Fluid Power          16,594       946    14,302         189           98
     ------------------------------------------------------------------------
     Business segments    60,328       (70)   58,357         814          825

     Discontinued
       operation &
       extraordinary gain    --          4        --          --           --
     Corporate and
       eliminations          --     (1,347)  (13,012)        218          323
     ------------------------------------------------------------------------
     Consolidated       $ 60,328  $ (1,413) $ 45,345    $  1,032      $ 1,148
     ========================================================================

     1992:
     ========================================================================
     Collision Repair   $ 36,275  $   (385) $ 37,457    $    606     $    687
     Engine Rebuilding     9,208      (830)    7,536         210          162
     Fluid Power          14,775     1,149    13,047         171           81
     ------------------------------------------------------------------------
     Business segments    60,258       (66)   58,040         987          930

     Discontinued
       operation          13,227      (723)       --         104           68
     Corporate and
       eliminations          --     (1,284)  (10,719)        217          543
     ------------------------------------------------------------------------
     Consolidated       $ 73,485  $ (2,073) $ 47,321    $  1,308      $ 1,541
     ========================================================================
     Data for geographical regions for 1994, 1993, and 1992 is presented below:

     (Amounts in thousands)
     ------------------------------------------------------------------------
                                   Earnings
                                    before
                     Net Sales      income                         Capital
                    unaffiliated     taxes  Assets  Depreciation expenditures
     ------------------------------------------------------------------------

     1994:
     ========================================================================
     North America      $ 44,657 $  1,208    $ 27,420   $    575      $   320
     Europe               22,443    1,308      20,996        289          315
     ------------------------------------------------------------------------
                        $ 67,100 $  2,516    $ 48,416   $    864      $   635
     ========================================================================


     1993:
     ========================================================================
     North America      $ 38,012 $ (1,365)   $ 39,503   $    555      $   478
     Europe               22,316    1,295      18,854        259          347
     ------------------------------------------------------------------------
                        $ 60,328 $    (70)   $ 58,357   $    814      $   825
     ========================================================================


     1992:
     ========================================================================
     North America      $ 33,550  $ (1,455)  $ 37,929   $    679      $   540
     Europe               26,708     1,389     20,111        308          390
     ------------------------------------------------------------------------
                        $ 60,258  $    (66)  $ 58,040   $    987      $   930
     ========================================================================


     Export sales of Unites States operations, made to unaffiliated customers located in foreign countries aggregated $3,622,000, $4,216,000, and $4,240,000 in 1994, 1993, and 1992, respectively.

        SUPPLEMENTAL QUARTERLY DATA:


        The following table contains certain selected unaudited quarterly consolidated financial data for the last three years which includes all adjustments which the Company considers necessary to a fair presentation thereof:


        (Amounts in thousands except per share data)

        1994
        =====================================================================
        Quarter                      1st       2nd        3rd          4th
        --------------------------------------------------------------------
        Net sales                  $15,873   $17,321    $14,537      $19,369
        Gross profit                 5,612     6,198      5,069        7,424
        Net income (loss) from
           continuing operations       123       255        288          161
        --------------------------------------------------------------------
        Net income (loss)          $   123   $   255    $   288      $   161
        =====================================================================

        Net income per share         $0.05     $0.10      $0.12        $0.06
        =====================================================================


        1993: (note 1)
        =====================================================================
        Quarter                      1st       2nd        3rd          4th
        --------------------------------------------------------------------
        Net sales                  $14,761   $13,806    $13,596      $18,165
        Gross profit                 5,512     4,980      4,461        6,555
        Net income (loss) from
           continuing operations      (167)     (729)      (760)          76
        Loss from discontinued
           operations, net of tax       --        --         --         (756)
        Extraordinary gain from the
           conversion of assets         --        --         --          760
        --------------------------------------------------------------------
        Net income (loss)          $  (167)  $  (729)   $  (760)     $    80
        ====================================================================

        Income (loss) per share:
        Continuing operations        (0.07)    (0.29)    ($0.31)       $0.03
        Discontinued operations         --        --         --        (0.30)
        Extraordinary gain              --        --         --         0.30
        --------------------------------------------------------------------
        Net income (loss)           ($0.07)   ($0.29)    ($0.31)       $0.03
        =====================================================================


        1992: (Note 2)
        =====================================================================
        Quarter                      1st       2nd        3rd          4th
        --------------------------------------------------------------------
        Net sales                  $15,149   $15,034    $14,754      $15,321
        Gross profit                 5,584     5,663      5,143        4,587
        Net income (loss) from
           continuing operations      (190)     (140)      (996)        (554)
        Loss from discontinued
           operations, net of tax     (309)     (377)       (19)         (57)
        Gain (loss) on the sale of a
           discontinued business        --        --       (452)         607
        --------------------------------------------------------------------
        Net income (loss)          $  (499)  $  (517)   $(1,467)     $    (4)
        =====================================================================


        Income (loss) per share:
        Continuing operations       $(0.08)   $(0.06)    $(0.40)      $(0.22)
        Discontinued operations      (0.12)    (0.15)     (0.19)        0.22
        --------------------------------------------------------------------
        Net income (loss)           $(0.20)   $(0.21)    $(0.59)      $ 0.00
        =====================================================================


        Note 1: In the fourth quarter: (i) estimates of expenses related to a discontinued business were revised and a charge of $756 was recorded; (ii) a review of valuation accounts for trade and non-current receivables resulted in a charge of $1,261 to bad debt expense; (iii) an extraordinary gain of $760 was recorded, net of related expenses for the replacement of assets destroyed in flooding; and (iv) reserves and accruals for other estimated expenses were revised downward by $585. There was no income tax effect on any of the fourth quarter transactions.


        Note 2: In the second quarter, the Company sold its North American Automotive Service Equipment Group. An estimated gain of $166 on disposal was initially recorded in the third quarter and the estimated income tax expense was recorded at $618. In the fourth quarter, the gain was revised to $155 and the tax estimate was revised to zero.



        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
                  ------------------------------------------------

             The Company did not file a Form 8-K within the 24 months prior to the date of its most recent financial statements that reports a change of accountants and a disagreement on any matter of accounting principles or practices or financial statement disclosure.



                                    PART III
                                    --------

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  --------------------------------------------------

             The information required by this Item with respect to directors is included under the headings "ELECTION OF DIRECTORS" and "MISCELLANEOUS" in the definitive Proxy Statement, dated March 17, 1995, relating to the annual meeting of shareholders scheduled for April 27, 1995 and is incorporated herein by reference. Information about executive officers appears at the end of Part I of this Form 10-K under the caption "EXECUTIVE OFFICERS OF REGISTRANT."


        ITEM 11.  EXECUTIVE COMPENSATION
                  ----------------------

             Information concerning executive compensation is included under the heading "EXECUTIVE COMPENSATION" in the definitive Proxy Statement, dated March 17, 1995, relating to the annual meeting of shareholders scheduled for April 27, 1995 and is incorporated herein by reference; provided, however, that the subsection entitled "Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.


        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT
                  ---------------------------------------------------

             Information concerning security ownership is included under the heading "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive Proxy Statement, dated March 17, 1995, relating to the annual meeting of shareholders scheduled for April 27, 1995 and is incorporated herein by reference.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               ----------------------------------------------

          Information concerning relationships and related transactions is included under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the definitive Proxy Statement, dated March 17, 1995, relating to the annual meeting of shareholders scheduled for April 27, 1995 and is incorporated herein by reference.



                                  PART IV
                                  -------


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K
               ------------------------------------------------------

               (a) Reference is made to the separate index to consolidated financial statements and schedules contained hereinafter.

               Exhibits
               --------

               (3)  Articles of Incorporation and By-Laws:

                    (3.1) By-Laws of the Company, as amended to date (incorporated by reference to
                              Exhibit 3.1 to the Company's Form 10-Q
                              for the quarter ended October 1, 1994).

                    (3.2) Restated Articles of Incorporation, as amended through February 21, 1991 (incorporated by reference to Exhibit
                              3.2 to the Company's Form 10-K for the
                              year ended December 31, 1993).

               (4) Instruments defining the rights of security holders, including indentures:


                    (4.1) Revolving Loan and Security Agreement dated October 13, 1993 by and between the Company and Firstar Bank Milwaukee, N.A. and Continental Bank N.A. (incorporated by reference to Exhibit
                              4.1 to the Company's Form 10-Q for the
                              quarter ended October 2, 1993).

                    (4.2) Letter dated October 27, 1994 by Firstar Bank Milwaukee, N.A., as administrator of the Revolving Loan and Security Agreement dated October 13, 1993 by and between the Registrant and Firstar Bank Milwaukee, N.A. and BankAmerica N.A.'s Pacific Business Credit Inc. (formerly Continental Bank, N.A.), extending the Revolving Loan and Security Agreement to May 31, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended October 1,
                              1994).

                    (4.3)     Form of Note Agreement dated as of
                              September 1, 1989 regarding the
                              Company's $8,500,000 8% Convertible
                              Subordinated Notes due September 1, 1999
                              (incorporated by reference to Exhibit
                              4.2 to the Company's Form 10-K for the
                              year ended December 31, 1993).

                    (4.4) Amendment dated November 12, 1990 to Note Agreement dated as of September 1, 1989 Re: $8,500,000 8% Convertible
                              Subordinated Notes due September 1, 1999
                              (incorporated by reference to Exhibit
                              4.3 to the Company's Form 10-K for the
                              year ended December 31, 1993).

                    (4.5) Amendment No. 2 dated April 26, 1991 to Note Agreement dated as of September 1, 1989 Re: $8,500,000 8% Convertible
                              Subordinated Notes due September 1, 1999
                              (incorporated by reference to Exhibit
                              4.4 to the Company's Form 10-K for the
                              year ended December 31, 1993).

                    (4.6) Amendment No. 3 dated February 3, 1992 to Note Agreement dated as of September 1, 1989 Re: $8,500,000 8% Convertible
                              Subordinated Notes due September 1, 1999
                              (incorporated by reference to Exhibit
                              4.5 to the Company's Form 10-K for the
                              year ended December 31, 1993).

                    (4.7) Amendment No. 4 dated December 18, 1992 to Note Agreement dated as of September 1, 1989 Re: $8,500,000 8% Convertible
                              Subordinated Notes due September 1, 1999
                              (incorporated by reference to Exhibit
                              4.6 to the Company's Form 10-K for the
                              year ended December 31, 1993).

                    (4.8) Amendment No. 5 dated February 21, 1994 to Note Agreement dated as of September 1, 1989 Re: $8,500,000 8% Convertible
                              Subordinated Notes due September 1, 1999
                              (incorporated by reference to Exhibit
                              4.7 to the Company's Form 10-K for the
                              year ended December 31, 1993).

                    (4.9) Rights Agreement by and between the Company and Firstar Trust Co. (formerly First Wisconsin Trust Company) (incorporated by reference to Exhbit 4.8 to the Company's Form 10-K for the year ended December 31, 1993).

               (10) Material contracts (management contracts or
                    compensatory plans or arrangements are identified by an asterisk "*"):

                    (10.1)* Change of Control Agreement between the Company and Joseph L. Dindorf dated January 27, 1984 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1993).

                    (10.2)* 1980 Stock Option and Performance Share Plan (incorporated by reference to
                              Exhibit 1 of the Company's Form S-8
                              Registration Statement (Registration No.
                              2-68020)).

                    (10.3) Lease dated January 25, 1983 between the Company and Winvan, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1993).

                    (10.4)* 1987 Stock Option and Incentive Plan (incorporated by reference to Exhibit
                              10.4 to the Company's Form 10-K for the
                              year ended December 31, 1993).

                    (10.5)* 1988 Corporate Officer Incentive Bonus Schedule (incorporated by reference to
                              Exhibit 10.5 to the Company's Form 10-K
                              for the year ended December 31, 1993).

               (11) Computation of Earnings Per Share

               (21) Subsidiaries

               (23) Consent of KPMG Peat Marwick LLP

               (27) Financial Data Schedule

               (99) Definitive Proxy Statement dated March 17, 1995
                    relating to the Annual Meeting of Shareholders to be held on April 27, 1995 (preveously filed on March 17, 1995 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934)

                    [Except to the extent specifically incorporated by reference, the Company's Proxy Statement dated March 17, 1995 relating to the Annual Meeting of Shareholders to be held on April 27, 1995 is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K]

               (b)  Form 8-K
                    --------

                    There were no reports on Form 8-K filed during the fiscal quarter ended December 31, 1994.
                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated March 9, 1995
                              HEIN-WERNER CORPORATION


                              By:  J. L.Dindorf
                                   President and Chief Executive
                                   Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Dated March 9, 1995      By:  J. L. Dindorf
                                   President and Chief Executive
                                   Officer; Director (Principal
                                   Executive Officer)



     Dated March 9, 1995      By:  E. F. Duffy
                                   Vice President-Finance; Treasurer
                                   (Principal Accounting Officer and
                                   Principal Financial Officer)



     Dated March 9, 1995      By:  O. A. Friend
                                   Director



     Dated March 9, 1995      By:  J. S. Jones
                                   Director



     Dated March 9, 1995      By:  M. J. McSweeney
                                   Director



     Dated March 9, 1995      By:  D. J. Schuetz
                                   Director
                   Index to Consolidated Financial Statements
                   -------------------------------------------

                           and Schedules for Form 10-K
                           ---------------------------


       The consolidated financial statements of Hein-Werner Corporation and Subsidiaries, together with the opinion thereon of KPMG Peat Marwick LLP dated February 17, 1995, appear in Item 8 of this report. The following additional financial data should be read in conjunction with the those financial statements.


                            Additional Financial Data
                            -------------------------



       Independent Auditors' Report on Financial Statement Schedule

       Schedule Submitted:


            VIII - Valuation accounts


       All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.

                       INDEPENDENT AUDITORS' REPORT


     The Board of Directors and Stockholders
     Hein-Werner Corporation

     Under date of February 17, 1995, we reported on the consolidated balance sheets of Hein-Werner Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                KPMG Peat Marwick LLP


     Milwaukee, Wisconsin
     February 17, 1995
                                                        SCHEDULE VIII
     VALUATION ACCOUNTS
     Years ended December 31, 1994, 1993, and 1992
     (Dollars in thousands)

     Allowances for Losses (1)
     -------------------------

         Balance at   Charged to                              Balance
          beginning    cost and    Other (2)                  at end
          of period    expenses    additions   Deduction (3) of period
         ----------   -----------  ---------  ------------- ----------


     1994  $2,933      $  850      $  245      $1,403         $2,625

     1993  $2,145      $1,751      $  139      $1,102         $2,933

     1992  $2,438      $  920      $  257      $1,470         $2,145



                         ----------------------------



     Inventory Valuation Reserve
     ---------------------------

         Balance at   Charged to                              Balance
          beginning    cost and      Other                    at end
          of period    expenses    additions  Deduction (4)  of period
         ----------   ----------  ----------  ------------- ----------

     1994  $  417      $  407     $    --      $  236         $  588

     1993  $  437      $   40     $    --      $   60         $  417

     1992  $  487      $  263     $    --      $  313         $  437


     -----------------------

     (1) Includes allowances for customer accounts receivable and non-current receivables.

     (2) Excess fundings from guaranteed consumer notes resulting from an interest rate spread to cover losses.

     (3) Bad debts written off.

     (4) Inventory written off.
                                  EXHIBIT INDEX
                                  -------------

       Exhibits
       --------

       (3)  Articles of Incorporation and By-Laws:

            (3.1)     By-Laws of the Company, as amended to date
                      (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 1, 1994).

            (3.2) Restated Articles of Incorporation, as amended through February 21, 1991 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1993).

       (4) Instruments defining the rights of security holders, including indentures:


            (4.1) Revolving Loan and Security Agreement dated October 13, 1993 by and between the Company and Firstar Bank Milwaukee, N.A. and Continental Bank N.A. (incorporated by reference to Exhibit
                      4.1 to the Company's Form 10-Q for the quarter ended October 2, 1993).

            (4.2) Letter dated October 27, 1994 by Firstar Bank Milwaukee, N.A., as administrator of the Revolving Loan and Security Agreement dated October 13, 1993 by and between the Registrant and Firstar Bank Milwaukee, N.A. and BankAmerica N.A.'s Pacific Business Credit Inc. (formerly Continental Bank, N.A.), extending the Revolving Loan and Security Agreement to May 31, 1996 (incorporated by reference to
                      Exhibit 4.1 to the Company's Form 10-Q for the quarter ended October 1, 1994).

            (4.3) Form of Note Agreement dated as of September 1, 1989 regarding the Company's $8,500,000 8% Convertible Subordinated Notes due September 1, 1999 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-K for the year ended December 31, 1993).

            (4.4) Amendment dated November 12, 1990 to Note Agreement dated as of September 1, 1989 Re:
                      $8,500,000 8% Convertible Subordinated Notes due September 1, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 1993).

            (4.5) Amendment No. 2 dated April 26, 1991 to Note Agreement dated as of September 1, 1989 Re:
                      $8,500,000 8% Convertible Subordinated Notes due September 1, 1999 (incorporated by reference to Exhibit 4.4 to the Company's Form 10-K for the year ended December 31, 1993).

            (4.6) Amendment No. 3 dated February 3, 1992 to Note Agreement dated as of September 1, 1989 Re:
                      $8,500,000 8% Convertible Subordinated Notes due September 1, 1999 (incorporated by reference to Exhibit 4.5 to the Company's Form 10-K for the year ended December 31, 1993).

            (4.7) Amendment No. 4 dated December 18, 1992 to Note Agreement dated as of September 1, 1989 Re:
                      $8,500,000 8% Convertible Subordinated Notes due September 1, 1999 (incorporated by reference to Exhibit 4.6 to the Company's Form 10-K for the year ended December 31, 1993).

            (4.8) Amendment No. 5 dated February 21, 1994 to Note Agreement dated as of September 1, 1989 Re:
                      $8,500,000 8% Convertible Subordinated Notes due September 1, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Form 10-K for the year ended December 31, 1993).

            (4.9) Rights Agreement by and between the Company and Firstar Trust Co. (formerly First Wisconsin Trust Company) (incorporated by reference to
                      Exhibit 4.8 to the Company's Form 10-K for the year ended December 31, 1993).

       (10) Material contracts:

            (10.1) Change of Control Agreement between the Company and Joseph L. Dindorf dated January 27, 1984 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1993).

            (10.2) 1980 Stock Option and Performance Share Plan (incorporated by reference to Exhibit 1 of the Company's Form S-8 Registration Statement
                      (Registration No. 2-68020)).

            (10.3)    Lease dated January 25, 1983 between the
                      Company and Winvan, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1993).

            (10.4)    1987 Stock Option and Incentive Plan
                      (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended
                      December 31, 1993).

            (10.5)    1988 Corporate Officer Incentive Bonus
                      Schedule  (incorporated by reference to Exhibit
                      10.5 to the Company's Form 10-K for the year ended December 31, 1993).

       (11) Computation of Earnings Per Share

       (21) Subsidiaries

       (23) Consent of KPMG Peat Marwick LLP

       (27) Financial Data Schedule

       (99) Definitive Proxy Statement dated March 17, 1995 relating to the Annual Meeting of Shareholders to be held on April 27, 1995 (previously filed on March 17, 1995 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934)

                 [Except to the extent specifically
                 incorporated by reference, the Company's
                 Proxy Statement dated March 17, 1995
                 relating to the Annual Meeting of
                 Shareholders to be held on April 27, 1995 is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K]