Form 10-Q
period 1994-10-01
HEIN WERNER CORP
filed 1995-05-10
CIK 46613

                    SECURITIES AND EXCHANGE COMMISSION
                          450 Fifth Street, N.W.
                          Washington, D.C. 20549

                                 Form 10-Q


     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

          For the Quarterly Period Ended:  April 1, 1995

                                     or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to __________.

                       Commission File Number 1-2725

                          HEIN-WERNER CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               WISCONSIN                                 39-0340430
     -------------------------------              ----------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)               Identification Number)

     2120 Pewaukee Road, Waukesha, Wisconsin              53188-2404
     ---------------------------------------      ----------------------
     (Address of principal executive offices)             (Zip Code)

                              (414) 542-6611
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes [X]           No [ ]


     Number of shares of $1 par value common stock issued and outstanding at May 10, 1995:

                         Issued          2,504,126
                         Treasury            2,957
                                        ----------
                         Outstanding     2,501,169
                                        ==========

                      PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Consolidated Balance Sheets - (Unaudited)
    ($000)

                                                 April 1,   December 31,
                                                   1995         1994
                                                 --------     --------
    ASSETS
    CURRENT ASSETS:
      Cash                                       $   368      $   466

      Customers' accounts receivable              22,422       21,545
         Less allowance for losses                 1,751        1,670
                                                 --------     --------
                                                  20,671       19,875

      Inventories                                 16,152       16,154
      Prepaid expenses and other                     440          350
      Income tax benefit receivable                  557          508
                                                 --------     --------
        TOTAL CURRENT ASSETS                      38,188       37,353

    PROPERTY, PLANT AND EQUIPMENT, AT COST:
      Land                                            90           90
      Buildings                                    2,851        2,839
      Machinery and equipment                     13,470       13,101
                                                 --------     --------
                                                  16,411       16,030
      Less accumulated depreciation               11,144       10,765
                                                 --------     --------
        NET PROPERTY, PLANT AND EQUIPMENT          5,267        5,265

    OTHER ASSETS:
      Patents, net of accumulated amortization
        of $517 for 1995 and $513 for 1994            47           51
      Excess cost over net assets of
        acquired companies, net of accumulated
        amortization of $762 for 1995 and
        $747 for 1994                              1,520        1,535
      Deferred debt issuance costs, net of
        accumulated amortization of $400
        for 1995 and $376 in 1994                     73           97
      Receivables, net of allowances of
        $955 in 1995 and $955 for 1994             1,341        1,452
      Other                                          360          348
                                                 --------     --------
        TOTAL OTHER ASSETS                         3,341        3,483
                                                 --------     --------
                                                 $46,796      $46,101
                                                 ========     ========
    [FN]
    See accompanying notes to consolidated financial statements.

    Consolidated Balance Sheets - (Unaudited)
    ($000)

                                                 April 1,   December 31,
                                                   1995         1994
                                                 --------     --------
    LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Notes payable                              $ 3,520      $ 3,189
      Current installments of long-term debt         327          316
      Accounts payable                             7,449        7,302
      Accrued payroll and related expenses         2,652        2,705
      Accrued expenses related to a disposed
        business                                     355          354
      Accrued expenses, other                      3,040        3,164
                                                 --------     --------
        TOTAL CURRENT LIABILITIES                 17,343       17,030

    Long-term debt, excluding
      current installments                        12,607       13,256
    Liabilities related to a
      disposed business                              606          689
    Other                                            659          804
                                                 --------     --------
        TOTAL LIABILITIES                         31,215       31,779

    STOCKHOLDERS' EQUITY:
      Common stock of $1 par value per share
        Authorized: 20,000,000 shares;
        Issued: 2,504,421 shares at April 1,
        1995 and 2,386,477 at December 31,
        1994                                       2,504        2,386
      Capital in excess of par value              11,377       11,377
      Retained earnings                            1,129          827
      Cumulative translation adjustments             949          110
                                                 --------     --------
                                                  15,959       14,700
      Less cost of common shares in treasury -
        21,707 shares at April 1, 1995 and
        at December 31, 1994                         378          378
                                                 --------     --------
       TOTAL STOCKHOLDERS' EQUITY                 15,581       14,322
                                                 --------     --------
                                                 $46,796      $46,101
                                                 ========     ========



    [FN]
    See accompanying notes to consolidated financial statements.

    Consolidated Statements of Operations - (Unaudited)
    ($000)  (except per share data)



                                                  Three months ended
                                                 ----------------------
                                                  April 1,     April 2,
                                                   1995         1994
                                                 --------     --------

    Net sales                                    $18,512      $15,873

    Cost of sales                                 11,786       10,261
                                                 --------     --------
    Gross profit                                   6,726        5,612

    Selling, engineering and
         administrative expenses                   5,803        5,142
                                                 --------     --------
    Operating profit                                 923          470

    Interest expense                                 484          396
    Other income, net                                 (2)        (112)
                                                 --------     --------
    Income before income taxes                       441          186

    Income tax expense                                19           63
                                                 --------     --------
    NET INCOME                                   $   422      $   123
                                                 ========     ========

    Earnings per share - primary                 $  0.17      $  0.05
                                                 ========     ========

    Earnings per share - fully diluted           $  0.16      $  0.07
                                                 ========     ========

    [FN]
    See accompanying notes to consolidated financial statements.

    Consolidated Statements of Cash Flows - (Unaudited)


                                                  Three Months Ended
                                                 ---------------------
                                                  April 1,     April 2,
                                                   1995         1994
                                                 --------     --------
    CASH FROM OPERATING ACTIVITIES:
    Net income                                   $   422      $   123
    Adjustment to net income for expenses
    (gains) not affecting cash:
        Depreciation and amortization                330          334
        Bad debt expenses                            120           42
    Increase (decrease) in cash due to changes
    in:
        Accounts receivable                         (916)         851
        Inventories                                    2       (1,116)
        Prepaid expenses and other assets            (54)         (16)
        Accounts payable                             147         (365)
        Accrued expenses and other liabilities      (406)         336
                                                 --------     --------
        Cash provided by (used in) operating
        activities...............................   (355)         189

    CASH USED IN INVESTING ACTIVITIES:
    Capital expenditures.........................   (275)        (210)

    CASH FROM FINANCING ACTIVITIES:
    Increase (decrease) in notes payable             332           17
    Proceeds from long-term debt                      --          372
    Repayment of long-term debt                     (638)        (351)
                                                 --------     --------
        Cash provided by (used in) financing
        activities...............................   (306)          38

    Cumulative translation adjustments...........    838          193
                                                 --------     --------
    TOTAL CASH PROVIDED (USED)                       (98)         210

    CASH - BEGINNING OF THE PERIOD                   466          339
                                                 --------     --------
    CASH - END OF THE PERIOD                     $   368      $   549
                                                 ========     ========




    [FN]
    See accompanying notes to consolidated financial statements.

        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


        ACCOUNTING POLICIES:

        The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All adjustments, other than adjustments to the accrual of expenses related to the discontinued business which is included as a current liability on the balance sheet, are normal and recurring. All items stated herein are subject to year-end audit.


        INVENTORY:
        =================================================================
        (Amounts in thousands)
                                               4/1/95       12/31/94
        -----------------------------------------------------------------
        Raw Material                       $    5,790      $   5,902
        Work-in-Process                         1,686          1,481
        Finished Goods                          8,675          8,771
        -----------------------------------------------------------------
                                           $   16,151      $  16,154
        =================================================================


        MATERIAL CONTINGENCIES:

        A)   Financial Instruments with Off-Balance-Sheet Risk.

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

        The maximum credit risk to the Company at December 31, 1994 was approximately $3,400,000.

        B)   Litigation

        The Company is involved in legal proceedings, claims and administrative actions arising in the normal course of business. In the opinion of management, the Company's liability, if any, under any pending litigation or administrative proceeding would not materially affect its financial condition or operations.


        C)   Environmental Claims

        From time to time the Company is identified as a potentially responsible party in environmental matters, primarily related to waste disposal sites, which contain residuals from the manufacturing process which were previously disposed of by the Company in accordance with applicable regulations in effect at the time of disposal. Materials generated by the Company in these sites have been small and claims against the Company have been handled on a de minimis basis. In addition, the Company has indemnified purchasers of property previously sold by the Company, against any environmental damage which may have existed at the time of the sale. In the opinion of management, the Company's liability, if any, under any pending administrative proceeding or claim, would not materially affect its financial condition or operations.



        ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations

        Results of Operations

        Net sales for the first quarter of 1995 were $18.5 million, up 16.6% over the same period of 1994. Sales originating in North America rose 17.2% to $12.4 million for the quarter compared to $10.6 million in the same period of the prior year. European sales were also up for the quarter from $5.3 million in 1994 to $6.1 million for the first quarter of 1995. Net sales for all three business segments were again higher in the 1995 quarter than in the comparable quarter of 1994.

        Gross profit margins in North America improved in the first quarter from 29.4% in 1994 to 30.2% in 1995. Margins in Europe also improved moving from 47.3% in 1994 to 48.8% for the 1995 first quarter. Consolidated gross profit margins were 36.3% for the first quarter of 1995 compared to 35.4% for the same period of 1994.

        Operating expenses decreased as a percent of net sales, from 32.4% in the 1994 period to 31.3% in 1995. While actual expenses were slightly higher in 1995 than in 1994, the bulk of the increased spending was in sales commissions and in other marketing expenses. The increases were attributed to the increased sales volume.

        Interest expense rose slightly for the three months ended April 1, 1995, as a result of rising interest rates.


        Financial Condition

        Continued improved operating results along with aggressive inventory management emphasis has resulted in a decline in long-term borrowing. Continued improvements are expected. The Company expects its liquidity requirements will be met by cash generated from operations and from its credit facilities.

        Short-term credit facilities in Europe are considered sufficient to supplement cash from operating activities to satisfy liquidity requirements there. Changes in short-term borrowing are primarily due to seasonal cash usage patterns.



                        PART II - OTHER INFORMATION

     ITEM 6:   (a)  Exhibits

                    (11) Computation of Earnings Per Share

                    (27) Financial Data Schedule

               (b)  Form 8-K

                    There were no reports on Form 8-K filed for the three months ended April 1, 1995.







                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     HEIN-WERNER CORPORATION
                                     ("Registrant")

                                     Edward F. Duffy
                                     Vice President - Finance and
                                     Treasurer
                                     (Principal Financial Officer)

         May 10, 1995
     ----------------------
               Date

                             Index of Exhibits



     Exhibit No.    Description
     -----------    -------------------------------------------------

          (11)      Computation of Earnings Per Share

          (27)      Financial Data Schedule