Form 10-Q
period 1995-07-01
HEIN WERNER CORP
filed 1995-08-14
CIK 46613

                    SECURITIES AND EXCHANGE COMMISSION
                          450 Fifth Street, N.W.
                          Washington, D.C. 20549

                                 Form 10-Q


     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

          For the Quarterly Period Ended:     July 1, 1995
                                          ---------------------
                                     or

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
                                     Yes [X]           No [ ]


     Number of shares of $1 par value common stock issued and outstanding at August 11, 1995:

                         Issued          2,504,421
                         Treasury            2,957
                                        ----------
                         Outstanding     2,501,464
                                        ==========

                         PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Consolidated Balance Sheets - Unaudited
       ($000)
                                                     July 1,   December 31,
                                                       1995       1994
                                                    ---------  ----------
       ASSETS
       CURRENT ASSETS:
         Cash                                       $     90      $    466

         Customers' accounts receivable               22,256        21,545
            Less allowance for losses                  1,279         1,670
                                                    ---------     ---------
                                                      20,977        19,875

         Inventories                                  16,988        16,154
         Prepaid expenses and other                      689           350
         Income tax benefit receivable                   359           508
                                                     --------     ---------
           TOTAL CURRENT ASSETS                       39,103        37,353

       PROPERTY, PLANT AND EQUIPMENT, AT COST:
         Land                                             90            90
         Buildings                                     2,895         2,839
         Machinery and equipment                      13,622        13,101
                                                    ---------     ---------
                                                      16,607        16,030
         Less accumulated depreciation                11,302        10,765
                                                    ---------     ---------
           NET PROPERTY, PLANT AND EQUIPMENT           5,305         5,265

       OTHER ASSETS:
         Patents, net of accumulated amortization
           of $506 for 1995 and $498 for 1994             42            51
         Excess cost over net assets of
           acquired companies, net of accumulated
           amortization of $777 for 1995 and
           $747 for 1994                               1,505         1,535
         Deferred debt issuance costs, net of
           accumulated amortization of $425
           for 1995 and $376 in 1994                      49            97
         Receivables, net of allowances of
           $801 in 1995 and $986 for 1994              1,087         1,452
         Other                                           336           348
                                                    ---------     ---------
           TOTAL OTHER ASSETS                          3,019         3,483
                                                    ---------     ---------
                                                    $ 47,427      $ 46,101
                                                    =========     =========



       See accompanying notes to consolidated financial statements.

       Consolidated Balance Sheets - Unaudited
       ($000)

                                                     July 1,   December 31,
                                                       1995       1994
                                                    ---------  ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
         Notes payable                              $  3,723      $  3,189
         Current installments of long-term debt          333           316
         Accounts payable                              7,447         7,302
         Accrued payroll and related expenses          2,430         2,705
         Accrued expenses related to a disposed
           business                                      355           354
         Accrued expenses, other                       3,206         3,164
                                                    ---------     ---------
           TOTAL CURRENT LIABILITIES                  17,494        17,030

       Long-term debt, excluding
         current installments                         12,891        13,256
       Liabilities related to a
         disposed business                               437           689
       Other                                             680           804
                                                    ---------     ---------
           TOTAL LIABILITIES                          31,502        31,779

       STOCKHOLDERS' EQUITY:
         Common stock of $1 par value per share
           Authorized: 20,000,000 shares;
           Issued: 2,504,421 shares at July 1, 1995
            and 2,386,477 at December 31, 1994         2,504         2,386
         Capital in excess of par value               11,377        11,377
         Retained earnings                             1,189           827
         Cumulative translation adjustments              907           110
                                                    ---------     ---------
                                                      15,977        14,700
         Less cost of common shares in treasury -
           2,957 shares at July 1, 1995 and
           21,707 shares at December 31, 1994             52           378
                                                    ---------     ---------
          TOTAL STOCKHOLDERS' EQUITY                  15,925        14,322
                                                    ---------     ---------
                                                    $ 47,427      $ 46,101
                                                    =========     =========

       See accompanying notes to consolidated financial statements.

       Consolidated Statements of Operations
       ($000)  (except per share data) - Unaudited


                                                      Three months ended            Six months ended
                                                    -----------------------     -----------------------
                                                     July 1.       July 2,       July 1.       July 2,
                                                       1995          1994          1995          1994
                                                    ---------     ---------     ---------     ---------

       Net sales                                    $ 17,555      $ 17,321      $ 36,067      $ 33,194

       Cost of sales                                  11,245        11,123        23,031        21,384
                                                    ---------     ----------    ---------     ---------
         Gross profit                                  6,310         6,198        13,036        11,810

       Selling, engineering and
            administrative expenses                    5,504         5,525        11,307        10,667
                                                    ---------     ----------    ---------     ---------
         Operating profit                                806           673         1,729         1,143

       Interest expense                                  456           485           940           882
       Other income, net                                  40           (50)           38          (163)
                                                    ---------     ----------    ---------     ---------
         Income before income taxes                      310           238           751           424

       Income tax expense (benefit)                       18           (17)           37            46
                                                    ---------     ----------    ---------     ---------
         NET INCOME                                 $    292      $    255      $    714      $    378
                                                    =========     =========     =========     =========

       Primary earnings per share                   $   0.12      $   0.10      $   0.29      $   0.15
                                                    =========     =========     =========     =========

       Fully diluted earnings per share             $   0.12      $   0.10      $   0.28      $   0.15
                                                    =========     =========     =========     =========

       See accompanying notes to consolidated financial statements.

       Consolidated Statements of Cash Flows - Unaudited
       ($000)


                                                       Six months ended
                                                    -----------------------
                                                     July 1,       July 2,
                                                       1995          1994
                                                    ---------     ---------
       CASH FROM OPERATING ACTIVITIES:
       Net income                                   $    714      $    378
       Adjustments to reconcile net loss to cash
         provided by operating activities:
           Depreciation and amortization                 635           674
           Gain on disposal of property, plant
            and equipment                                 (7)           (9)

       Increase (decrease) in cash due to changes
         in assets and liabilities:
           Receivables, net                           (1,102)          254
           Inventories                                  (834)       (1,161)
           Prepaid expenses and other assets              17          (289)
           Accounts payable                              145        (1,063)
           Accrued expenses and other liabilities       (606)          435
           Income taxes                                  142           332
                                                    ---------     ---------
           Cash used in operating activities .......    (896)         (449)

       CASH FROM INVESTING ACTIVITIES:
         Capital expenditures                           (569)         (355)
         Proceeds from the sale of property,
              plant, and equipment                        11            13
                                                    ---------     ---------
         Cash used in investing activities.........     (558)         (342)

       CASH FROM FINANCING ACTIVITIES:
         Increase in notes payable                       535           861
         Proceeds from long-term debt                    100            --
         Repayments of long-term debt                   (448)       (1,021)
         Proceeds from the issuance of common shares      94            --
                                                    ---------     ---------
         Cash provided by (used in)
              financing activities..................     281          (160)

       Cumulative translation adjustments...........     797           638
                                                    ---------     ---------
       Total Cash Used .............................    (376)         (313)

       Beginning of the Period Cash.................     466           339
                                                    ---------     ---------
       End of the Period Cash...................... $     90      $     26
                                                    =========     =========

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


        INVENTORY:
        =================================================================
        (Amounts in thousands)
                                               7/1/95       12/31/94
        -----------------------------------------------------------------
        Raw Material                       $    5,954      $   5,902
        Work-in-Process                         1,630          1,481
        Finished Goods                          9,404          8,771
        -----------------------------------------------------------------
                                           $   16,988      $  16,154
        =================================================================


        LONG-TERM DEBT:

        As of July 1, 1995 the Company was not in compliance with an interest coverage covenant contained in the debt agreement with holders of the Company's 8% convertible subordinated notes. The Company requested and the note holders granted a waiver of compliance with the covenant. As a result of the waiver of this covenant, the interest coverage test becomes effective for the quarter which will end September 30, 1995. Had the Company not obtained the waiver of the compliance, the subordinated notes could have become currently payable.


        COMMON STOCK:

        An additional 117,944 common shares were issued since December 31, 1994 in the form of a 5% stock dividend. Treasury shares were reduced during the period by 18,975 shares contributed to the Profit Sharing Fund.


        MATERIAL CONTINGENCIES:

        A)   Financial Instruments with Off-Balance-Sheet Risk.

        To meet the financing needs of consumers of its collision repair and engine rebuilding products, the Company is, in the normal course of business, a party to financial instruments with off-balance-sheet risk. The instruments are guarantees of notes payable to financing institutions arranged by the Company. The Company performs credit reviews on all such guarantees. These guarantees extend for periods of up to six years and expire in decreasing amounts through 2000. The amount guaranteed to each institution is contractually limited to a portion of the amount financed in a given year. The notes are collateralized by the equipment financed. Proceeds from the resale of recovered equipment have generally been 80% to 90% of repurchased notes.

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


        C)   Environmental Claims

        From time to time the Company is identified as a potentially responsible party in environmental matters, primarily related to waste disposal sites, which contain residuals from the manufacturing process that were previously disposed of by the Company in accordance with applicable regulations in effect at the time of disposal. Materials generated by the Company at these sites have been small and claims against the Company have been handled on a de minimis basis. In addition, the Company has indemnified purchasers of property previously sold by the Company against any environmental damage which may have existed at the time of the sale. In the opinion of management, the Company's liability, if any, under any pending administrative proceeding, claim, or investigation, would not materially affect its financial condition or operations.


        ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations

        Results of Operations

        Net sales for the second quarter of 1995 were $17.6 million, up 1.4% over the same period of 1994. Sales originating in North America were down slightly from 1994 levels to $11.2 million for the quarter compared to $11.5 million in the same period a year earlier. European sales rose 8.9% for the quarter from $5.8 million in 1994 to $6.3 million for the second quarter of 1995. Net sales for two of three business segments were again higher in the 1995 quarter than in the comparable quarter of 1994.

        Net sales for the six months ended July 1, 1995 were 8.7% higher than in same period a year earlier. The 1995 period posted $12.5 million in net sales compared to $11.1 for the 1994 period. Net sales originating in Europe were up by 12.0% and North American net sales rose 7.0%.

        Gross profit margins in North America were 28.1% for the second quarter of 1995 compared to 29.2% for the same period of 1994. Margins in Europe improved from 48.9% in 1994 to 49.8% for the 1995 second quarter. Consolidated gross profit margins were essentially unchanged at 35.9% for the second quarter of 1995 compared to 35.8% for the same period of 1994. The six month results showed an improvement in 1995 with 36.1% gross margin compared to 35.6% for the same period of 1994.

        Operating expenses decreased as a percent of net sales, from 31.9% for the first six months of 1994 compared to 31.4% in the comparable period of 1995. The actual dollars spent in 1995, however, were slightly higher than in 1994 primarily due to commission expense on the higher sales volume. Actual expenses for each second quarter of 1994 and 1995 were unchanged from $5.5 million.

        Interest expense rose slightly for the three months ended July 1, 1995 as a result of rising interest rates and slightly higher short-term borrowing.


        Financial Condition

        Moderate increases in accounts receivable and inventory were financed by improved operating results and an increase in short-term borrowing. The long-term borrowing declined during the second quarter of 1995. Continued improved operating results along with aggressive inventory management emphasis are expected to result in a decline in long-term borrowing. The Company expects its liquidity requirements will be met by cash generated from operations and from its credit facilities.

        Short-term credit facilities in Europe are considered sufficient to supplement cash from operating activities to satisfy liquidity requirements there. Changes in short-term borrowing are primarily due to seasonal cash usage patterns.

                    PART II - OTHER INFORMATION

     ITEM 4:   Submission of Matters to a Vote of Security Holders

               The Company held its annual meeting of shareholders on April 27, 1995. The shareholders were asked to vote on the selection of two directors and to ratify the selection of auditors. Messrs. Jones and McSweeney were elected as directors to serve until the annual meeting in 1998 and until their successors are duly elected and qualified pursuant to the following votes: 2,302,175 votes cast For, -0- votes Against, 30,945 votes Withheld, and -0- Abstentions for Mr. Jones; and 2,294,199 votes cast For, -0- votes Against, 38,921 votes Withheld, and - 0- Abstentions for Mr. McSweeney. With respect to the selection of auditors, KPMG Peat Marwick was elected as the Company's auditors for the 1995 fiscal year pursuant to the following vote: 2,205,922 votes cast For, 117,862 votes Against, and 9,336 Abstentions.


     ITEM 6:   (a)  Exhibits

                    (4) Letter dated July 19, 1995 by Firstar Bank Milwaukee, N.A., as administrator of the Revolving Loan and Security Agreement dated October 13, 1993 by and between the Registrant and Firstar Bank Milwaukee, N.A. and BankAmerica Business Credit, Inc., amending and extending the agreement through June 30, 1997.

                    (11)   Computation of Earnings Per Share

                    (27)   Financial Data Schedule

               (b)  Form 8-K

                    There were no reports on Form 8-K filed for the three months ended July 1, 1995.

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

                          HEIN-WERNER CORPORATION
                              ("Registrant")

                              Edward F. Duffy
                  Vice President - Finance and Treasurer
                       (Principal Financial Officer)


     August 11, 1995








                                     Index of Exhibits



     Exhibit No.    Description
     -----------    -------------------------------------------------

          (4) Letter dated July 19, 1995 by Firstar Bank Milwaukee, N.A., as administrator of the Revolving Loan and Security Agreement dated October 13, 1993 by and between the Registrant and Firstar Bank Milwaukee, N.A. and BankAmerica Business Credit, Inc., ammending and extending the agreement through June 30, 1997.

          (11)      Computation of Earnings Per Share

          (27)      Financial Data Schedule