Form 10-Q
period 1995-09-30
HEIN WERNER CORP
filed 1995-10-19
CIK 46613

SECURITIES AND EXCHANGE COMMISSION
                          450 Fifth Street, N.W.
                          Washington, D.C. 20549

                                 Form 10-Q


     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

          For the Quarterly Period Ended:  September 30, 1995
                                          ---------------------
                                     or

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


     Number of shares of $1 par value common stock issued and outstanding at October 19, 1995:

                         Issued          2,504,421
                         Treasury            2,957
                                        ----------
                         Outstanding     2,501,464
                                        ==========

              PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Consolidated Balance Sheets - Unaudited
       ($000)
                                                 September 30, December 31,
                                                     1995          1994
                                                  ---------     ----------
       ASSETS
       CURRENT ASSETS:
         Cash                                       $    411      $    466

         Customers' accounts receivable               20,767        21,545
            Less allowance for losses                  1,334         1,670
                                                    ---------     ---------
                                                      19,433        19,875

         Inventories                                  17,970        16,154
         Prepaid expenses and other                      809           350
         Income tax benefit receivable                   -0-           508
                                                     --------     ---------
           TOTAL CURRENT ASSETS                       38,623        37,353

       PROPERTY, PLANT AND EQUIPMENT, AT COST:
         Land                                             90            90
         Buildings                                     2,995         2,839
         Machinery and equipment                      13,701        13,101
                                                    ---------     ---------
                                                      16,786        16,030
         Less accumulated depreciation                11,576        10,765
                                                    ---------     ---------
           NET PROPERTY, PLANT AND EQUIPMENT           5,210         5,265

       OTHER ASSETS:
         Excess cost over net assets of
           acquired companies, net of accumulated
           amortization of $792 for 1995 and
           $747 for 1994                               1,490         1,535
         Receivables, net of allowances of
           $624 in 1995 and $955 for 1994              1,017         1,452
         Other                                           406           496
                                                    ---------     ---------
           TOTAL OTHER ASSETS                          2,913         3,483
                                                    ---------     ---------
                                                    $ 46,746      $ 46,101
                                                    =========     =========

       See accompanying notes to consolidated financial statements.

       Consolidated Balance Sheets - Unaudited
       ($000)

                                                September 30,  December 31,
                                                    1995          1994
                                                 -----------   ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
         Notes payable                              $  3,789      $  3,189
         Current installments of long-term debt          333           316
         Accounts payable                              7,231         7,302
         Accrued payroll and related expenses          2,424         2,705
         Accrued expenses related to a disposed
           business                                      355           354
         Accrued expenses, other                       3,755         3,164
                                                    ---------     ---------
           TOTAL CURRENT LIABILITIES                  17,887        17,030

       Long-term debt, excluding
         current installments                         12,507        13,256
       Liabilities related to a
         disposed business                               347           689
       Other                                             717           804
                                                    ---------     ---------
           TOTAL LIABILITIES                          31,458        31,779

       STOCKHOLDERS' EQUITY:
         Common stock of $1 par value per share
           Authorized: 20,000,000 shares;
           Issued: 2,504,421 shares at September 30,
            1995 and 2,386,477 at December 31, 1994    2,504         2,386
         Capital in excess of par value               11,377        11,377
         Retained earnings                               807           827
         Cumulative translation adjustments              651           110
                                                    ---------     ---------
                                                      15,339        14,700
         Less cost of common shares in treasury -
           2,957 shares at September 30, 1995
           and 21,707 shares at December 31, 1995         51           378
                                                    ---------     ---------
          TOTAL STOCKHOLDERS' EQUITY                  15,288        14,322
                                                    ---------     ---------
                                                    $ 46,746      $ 46,101
                                                    =========     =========

       See accompanying notes to consolidated financial statements.

       Consolidated Statements of Operations
       ($000)  (except per share data) - Unaudited



                                                      Three months ended            Nine months ended
                                                    -----------------------     -----------------------
                                                     September 30, October 1,    September 30, October 1,
                                                       1995          1994          1995          1994
                                                    ---------     ---------     ---------     ---------

       Net sales                                    $ 16,377      $ 14,537      $ 52,444      $ 47,731

       Cost of sales                                  10,550         9,468        33,581        30,852
                                                    ---------     ----------    ---------     ---------
         Gross profit                                  5,827         5,069        18,863        16,879

       Selling, engineering and
            administrative expenses                    5,768         4,870        17,075        15,537
                                                    ---------     ----------    ---------     ---------
         Operating profit                                 59           199         1,788         1,342

       Interest expense                                  443           522         1,383         1,404
       Other expense/(income), net                        77          (132)          115          (295)
                                                    ---------     ----------    ---------     ---------
         Income before income taxes                     (461)         (191)          290           233

       Income tax expense (benefit)                      (79)         (479)          (42)         (433)
                                                    ---------     ----------    ---------     ---------
         NET INCOME                                 $   (382)     $    288      $    332      $    666
                                                    =========     =========     =========     =========

       Primary earnings per share                   $  (0.15)     $   0.12      $   0.13      $   0.27
                                                    =========     =========     =========     =========

       Fully diluted earnings per share             $  (0.15)     $   0.12      $   0.13      $   0.27
                                                    =========     =========     =========     =========

       See accompanying notes to consolidated financial statements.

       Consolidated Statements of Cash Flows - Unaudited
       ($000)


                                                       Nine months ended
                                                    -----------------------
                                                   September 30, October 1,
                                                       1995          1994
                                                    ---------     ---------
       CASH FROM OPERATING ACTIVITIES:
       Net income                                   $    332      $    666
       Adjustments to reconcile net income to cash
         provided by operating activities:
           Depreciation and amortization                 983         1,020
           Bad debt expense                              340           447
           Gain on disposal of property, plant
            and equipment                                 (4)           (9)

       Increase (decrease) in cash due to changes
         in assets and liabilities:
           Receivables, net                              101         1,035
           Inventories                                (1,817)       (2,835)
           Prepaid expenses and other assets             470          (373)
           Accounts payable                              (70)       (1,192)
           Accrued expenses and other liabilities       (119)          497
                                                    ---------     ---------
           Cash provided by (used) in operating
                activities..........................     216          (744)

       CASH FROM INVESTING ACTIVITIES:
         Capital expenditures                           (790)         (512)
         Proceeds from the sale of property,
              plant, and equipment                        16            13
                                                    ---------     ---------
         Cash used in investing activities.........     (774)         (499)

       CASH FROM FINANCING ACTIVITIES:
         Increase (decrease) in notes payable            600           635
         Proceeds from long-term debt                    262         1,462
         Repayments of long-term debt                   (994)       (1,892)
         Proceeds from the issuance of common shares      94            --
                                                    ---------     ---------
         Cash provided by (used in)
              financing activities..................     (38)          205

       Cumulative translation adjustments...........     541           895
                                                    ---------     ---------
       Total Cash Provided (Used) ..................     (55)          601

       Beginning of the Period Cash.................     466           339
                                                    ---------     ---------
       End of the Period Cash...................... $    411      $    940
                                                    =========     =========


       See accompanying notes to consolidated financial statements.

        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


        ACCOUNTING POLICIES:

        The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All adjustments are normal and recurring. All items stated herein are subject to year-end audit.


        INVENTORY:
        =================================================================
        (Amounts in thousands)
                                              9/30/95       12/31/94
        -----------------------------------------------------------------
        Raw Material                       $    6,043      $   5,902
        Work-in-Process                         1,492          1,481
        Finished Goods                         10,435          8,771
        -----------------------------------------------------------------
                                           $   17,970      $  16,154
        =================================================================


        LONG-TERM DEBT:

        As of September 30, 1995 the Company was not in compliance with an interest coverage covenant contained in the debt agreement with holders of the Company's 8% convertible subordinated notes. The Company requested and the note holders granted a waiver of compliance with the covenant. As a result of the waiver of this covenant, the interest coverage test becomes effective for the quarter which will end December 31, 1995. Had the Company not obtained the waiver of the compliance, the subordinated notes could have become currently payable.


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


        C)   Environmental Claims

        From time to time the Company is identified as a potentially responsible party in environmental matters, primarily related to waste disposal sites which contain residuals from the manufacturing process that were previously disposed of by the Company in accordance with applicable regulations in effect at the time of disposal. Materials at these sites which were generated by the Company have been small and claims against the Company have been handled on a de minimis basis. In addition, the Company has indemnified some purchasers of property previously sold by the Company against any environmental damage which may have existed at the time of the sale. In the opinion of management, the Company's liability, if any, under any pending administrative proceeding, claim, or investigation, would not materially affect its financial condition or operations.

        INCOME TAXES:

        The Company has recorded tax benefits which exceed tax expense for the nine months ended September 30, 1995, because it has incurred losses in countries where tax benefits are available and has recorded profits in some countries where operating loss carryovers offset income tax expense which would otherwise have been recorded. During the three month period ended October 1, 1994, the Company settled an income tax audit for a prior period. The amount of additional income tax and interest thereon was less than the liability which had been recorded. Included in income tax benefits for the three month and nine month periods ended October 1, 1994 is $375,000 for the adjustment of that liability resulting from the settlement.


        ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations

        Results of Operations

        Net sales for the third quarter of 1995 were $16.4 million, up 12.7% over the same period of 1994. Sales originating in North America were up 8.9% from 1994 levels to $10.8 million for the quarter compared to $9.9 million in the same period a year earlier. European sales rose 20.6% for the quarter from $4.7 million in 1994 to $5.6 million for the third quarter of 1995. Only the engine rebuilding business segment had lower sales than the prior year period, down 16.1% from the 1994 levels.

        Net sales for the nine months ended September 30,1995 were 9.9% higher than in same period a year earlier. The 1995 period posted $52.4 million in net sales compared to $47.7 for the 1994 period. Net sales originating in Europe were up by 14.5% and North American net sales rose 7.6%.

        Gross profit margins in North America were 27.6% for the third quarter of 1995 compared to 27.2% for the same period of 1994. Margins in Europe declined from 51.2% in 1994 to 50.8% for the 1995 third quarter. Consolidated gross profit margins were 35.6% for the third quarter of 1995 compared to 34.9% for the same period of 1994. The nine month results showed an improvement in 1995 with 36.0% gross margin compared to 35.4% for the same period of 1994.

        Operating expenses as a percent of net sales were unchanged for the nine months at 32.6% of both 1995 and 1994. The actual dollars spent in 1995, however, were higher than in 1994. Most of the expenses resulted from selling activities - higher marketing expenses in Europe and in the engine rebuilding equipment business, and more commission expense on the higher North American sales volume. Administrative expenses were also up in Europe. The 1995 fourth quarter should see operating expenses, excluding commission expenses, comparable to 1994 levels.

        Interest expense was down slightly for the three months ended September 30, 1995 as a result of lower borrowing in North America.


        Financial Condition

        The long-term borrowing declined during the third quarter of 1995. In North American operations, payments to suppliers slowed during the quarter to accomodate both rising inventory levels and reduction in long-term debt. The Company expects its liquidity requirements will be met by reduced asset levels, and by cash from operations and from its credit facilities.

        Short-term credit facilities in Europe are considered sufficient to supplement cash from operating activities to satisfy liquidity requirements there. Changes in short-term borrowing are primarily due to seasonal cash usage patterns.

                    PART II - OTHER INFORMATION

     ITEM 6:   (a)  Exhibits

                    (11) Computation of Earnings Per Share

                    (27) Financial Data Schedule

               (b)  Form 8-K

                    There were no reports on Form 8-K filed for the three months ended September 30, 1995.







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

      October 19, 1995
     ----------------------
               Date

                                     Index of Exhibits



     Exhibit No.    Description
     -----------    -------------------------------------------------

          (11)      Computation of Earnings Per Share

          (27)      Financial Data Schedule