Form 10-K
period 1995-12-31
HEIN WERNER CORP
filed 1996-03-26
CIK 46613

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
        _________

                          Commission File Number 1-2725

                             HEIN-WERNER CORPORATION
             (Exact name of registrant as specified in its charter)

                     Wisconsin                        39-0340430
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

                2120 Pewaukee Road                       53188
                Waukesha, Wisconsin                   (Zip Code)
          (Address of principal executive
                     offices)

   Registrant's telephone number, including area code:  (414) 542-6611

   Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
                Title of each class         on which registered

             Common Stock, $1 par value     American Stock Exchange

            Common Share Purchase Rights    American Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for at least the past 90 days.  Yes   X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any
   amendment to this Form 10-K [   ]

   Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1996: $15,447,255

   The number of shares outstanding of each registrant's classes of common stock as of March 7, 1996: Common Stock, $1 par value -- 2,629,320 shares

   DOCUMENTS INCORPORATED BY REFERENCE:

        Definitive Proxy Statement dated March 13, 1996 relating to the annual meeting of shareholders to be held on April 25, 1996 (Part III of Form 10-K).

                                     PART I

   ITEM 1.   BUSINESS

             GENERAL. Hein-Werner Corporation was incorporated under the laws of the State of Wisconsin on April 16, 1921 and is headquartered in Waukesha, Wisconsin. Throughout the remainder of this Form 10-K, Hein-Werner Corporation and its subsidiaries will be referred to as the "Company" or the "Registrant" except where the context otherwise requires.

             FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Industry segment information is part of the Notes to Consolidated Financial Statements, Segment Information which can be found in FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Item 8 of this report.

             DESCRIPTION OF THE BUSINESS. The Company has three functional industry segments: collision repair equipment, engine rebuilding equipment and fluid power components.

                           COLLISION REPAIR EQUIPMENT

             The Company serves the collision repair equipment market worldwide, with operations centered in North America and in Europe. This business segment represents approximately 56.7%, 54.6% and 55.6% of the Company's net sales for 1995, 1994 and 1993, respectively.

             Collision repair equipment is comprised of vehicle correction equipment for straightening collision damaged cars, vehicle alignment equipment for measuring cars as they are straightened and heavy duty collision repair equipment for the truck market. The collision repair market is made up of autobody shops and other collision repair facilities owned by automotive dealers, franchisees and independents. The Company's collision repair equipment is designed to straighten collision damaged cars and trucks to original manufacturers' specifications. Using computer aided design and patented measuring systems, the Company measures each new model of automobile soon after its introduction and provides to its customers books or magnetic media that detail measurement data covering every model of car over the preceding three model years. When a damaged automobile is to undergo collision repair, an autobody repair technician applies controlled pressure to designated points on the body using chains and hydraulic pumps to restore the body to its designated size and shape utilizing the measurement equipment and specification data published by the Company.

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

             In North America, the Company services the market with its Kansas Jack,/R/ Blackhawk,/R/ Hein-Werner Heavy Duty,/R/ and Hein-Werner SHARK/R/ brands. The Company's strategy is to offer the most complete line of collision repair equipment available in the marketplace at a range of price levels. The product offering is a full range of frame straightening and vehicle alignment equipment for both trucks and automobiles including floor-pull correction systems, rack and bench repair systems and universal and dedicated vehicle alignment systems employing the state of the art technology for laser, mechanical and ultrasonic measurement of collision damaged vehicles. From North America, the Company services the markets in North and South America, the Caribbean and certain Pacific Rim countries.

             The Company serves the rest of the international market through wholly-owned subsidiaries in Europe. European operating units accounted for approximately 62% of the Company's 1995 collision repair sales. International operations are headquartered in Geneva, Switzerland. The Company maintains manufacturing and sales facilities in the United Kingdom and Italy; distribution and training facilities in France; and sales offices in France, Germany and Switzerland.

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

                           ENGINE REBUILDING EQUIPMENT

             Engine rebuilding equipment is used by jobber machine shops where professional and home mechanics bring engine parts to be rebuilt, and by production engine rebuilders. This industry segment represented approximately 15.0%, 17.0% and 16.9% of the Company's net sales in 1995, 1994 and 1993, respectively. Growth in this market is influenced by the size and age of the vehicle population and overall economic growth. Sales generally lag new car sales by approximately three to five years.

             A full line of engine rebuilding equipment is manufactured and sold under the Winona Van Norman and Van Norman trade names. The products manufactured and sold include cleaning, grinding, boring, honing, inspection and brake equipment. The Company is the exclusive distributor in North America, Mexico and the Far East for Az di Alvise Zanrosso, Rovimpex Novaledo Zona Industriale, and the Carin Equipment Group of Italy, all leading manufacturers of complementary equipment. The Company's engine rebuilding equipment is sold through manufacturers' representatives.

             The devaluation of the Mexican peso will have the short-term effect of delaying purchases of Mexican customers until the peso stabilizes and regains at best a portion of its value compared to the U.S. dollar. There are no domestic competitors in Mexico for the Company's engine rebuilding equipment. As a result, the Company does not expect the demand for this type of equipment to be met by other sources immune to the devaluation during the period of currency stabilization.

                             FLUID POWER COMPONENTS

             The Company serves the fluid power component market through its Great Bend Industries Division. The fluid power market represents approximately 28.3%, 28.4% and 27.5% of the Company's net sales for 1995, 1994 and 1993, respectively. The Company specializes in the production of single acting, double acting and telescopic hydraulic cylinders and related hydraulic components for the Original Equipment Manufacturer (OEM) market. These products are incorporated into equipment used in road repair, construction, transportation, solid waste disposal, utility vehicles and oil rigs. The demand for the Company's fluid power components is determined by the demand for the capital goods produced by the OEM manufacturers it serves. The Company's fluid power components are sold through manufacturers' representatives, with some in-house accounts.

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

             CUSTOMERS. The Fluid Power segment has two customers whose aggregate business represents approximately 34% of the segment's revenues. The other segments and the overall business of the Company are not dependent upon a single customer or on a few customers, the loss of which would have a material adverse effect on any such segment or on the Company taken as a whole.

             BACKLOG. The estimated amount of backlog at December 31, 1995 was approximately $18.3 million; the comparable figure for December 31, 1994 was approximately $10.3 million. 17.5%, 2.4% and 80.1% of the 1995 year end backlog is attributable to the collision repair, engine rebuilding and fluid power segments, respectively. The Company anticipates that all orders on hand as of December 31, 1995 will be filled during 1996. Most collision repair segment orders are filled within three months.

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

             RESEARCH AND DEVELOPMENT. The Company has 30 engineering employees who devote all or a portion of their time to the development and improvement of its products, and many of the features of the Company's products are the result of its own development work. The Company spent approximately $1.7 million, $1.5 million and $1.5 million in the years ended December 31, 1995, 1994 and 1993, respectively, on engineering and research activities for continuing operations relating to product development and improvement, all of which were Company sponsored.

             IMPACT OF ENVIRONMENTAL LEGISLATION. The Company did not during 1995, nor does it expect to during 1996, experience any material capital expenditures as a result of federal, state or local environmental legislation.

             FOREIGN AND EXPORT SALES. Information concerning foreign and export sales is part of the Notes to Consolidated Financial Statements, segment information which can be found in FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Item 8 of this report.

             EMPLOYEES. The Company had about 592 and 584 employees at the end of 1995 and 1994, respectively. Approximately 75% and 72% of the production employees in 1995 and 1994, respectively, were represented by labor unions. The Company's labor agreements with labor unions were renewed in 1995 and extend to April, 1998 at its Winona, Minnesota location and June, 1998 at its Great Bend, Kansas plant. The Company considers its employee relations to be satisfactory.

             MISCELLANEOUS. On September 29, 1989, the Company consummated a private placement of its $8,500,000 8% Convertible Subordinated Notes due September 1, 1999 (the "Notes"). The Note Agreement, dated as of September 1, 1989 ("Note Agreement"), was amended by the parties thereto effective November 12, 1990, April 26, 1991, February 3, 1992, December 18, 1992 and February 21, 1994. The amendments, among other things, revised certain financial covenants, reduced the conversion price per share, provided for the repurchase of the Notes held by one noteholder and provided noteholders with options to purchase shares of the Company's Common Stock in the event of prepayments of the Notes. On January 16, 1991, the Company repurchased $4,000,000 principal amount of Notes from one noteholder.

             On January 26, 1996, the Company paid a 5% stock dividend to shareholders of record on January 5, 1996.

   ITEM 2.   PROPERTIES

             The following table sets forth certain information with respect to the principal manufacturing facilities (20,000 square feet or more) which the Company uses in its operations:

                                           Expiration
                                Owned       Date of       Square
            Location          or Leased      Lease       Footage

    Baraboo, WI                 Leased       12/05       73,000
    Winona, MN                  Leased       01/98       63,000
    Great Bend, KS              Leased        (1)       112,000
    Ashford, Kent, England      Leased       09/02       20,000
    Verona, Italy               Leased       04/98       43,000

    _______________

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

   ITEM 3.   LEGAL PROCEEDINGS

             The Company is involved in various legal proceedings, claims and administrative actions arising in the normal course of business. For additional information, see the footnote "Commitments and Contingencies" in Notes to Consolidated Audited Financial Statements (Item 8 of this report).

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company did not submit any matters to a vote of its security holders during the fourth quarter of 1995.

                        EXECUTIVE OFFICERS OF REGISTRANT

             Set forth below is certain information concerning the executive officers of the Registrant as of March 7, 1996:

    Name, Age and Position       Business Experience During Past 5 Years

    Joseph L. Dindorf, 55        President and Chief Executive Officer,
    President and Chief          Hein-Werner Corporation (elected in
    Executive Officer            1976).

    Reinald D. Liegel, 53        Senior Vice President-Technology, Hein-
    Senior Vice President-       Werner Corporation (elected June, 1988).
    Technology

    Jean-Paul Barthelme, 58      Vice President, and President of European
    Vice President, and          Operations, Hein-Werner Corporation
    President-European           (elected September, 1988).
    Operations

    Michael J. Koons, 56         Vice President-Industrial Relations and
    Vice President-Industrial    Personnel, Hein-Werner Corporation
    Relations and Personnel      (elected in 1979).

    James R. Queenan, 53         Elected June, 1990; prior thereto, self
    Vice President, and          employed as a marketing consultant and
    President-Collision          prior to January, 1988, President of the
    Equipment Group              Kansas Jack Division.

    Maurice J. McSweeney, 57     Elected March, 1983; partner, Foley &
    Secretary                    Lardner, attorneys, Milwaukee, Wisconsin.

             The officers of Registrant are elected annually by the Board of Directors following the Annual Meeting of Shareholders and each officer holds office until his successor has been duly elected and qualified or until his prior death, resignation or removal. The next Annual Meeting of Shareholders is currently scheduled for April 25, 1996.

                                     PART II

   ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
             RELATED SECURITY HOLDER MATTERS

             The Company's Common Stock is listed on the American Stock Exchange under the symbol "HNW." The following table sets forth the range of high and low closing sales prices per share as reported on the American Stock Exchange for the Company's Common Stock and the cash dividends declared per share of Common Stock thereon during the periods indicated. The Company paid a 5% stock dividend on (i) January 27, 1995 to shareholders of record on January 6, 1995 and (ii) January 26, 1996 to shareholders of record on January 5, 1996.

                                                            Cash
                                    Closing sale price
                                                          dividends
                                        High    Low       declared
    1994
         4th quarter  . . . . . .
         3rd quarter  . . . . . .      $5.500   $4.625       --
         2nd quarter  . . . . . .       6.125    5.000       --
         1st quarter  . . . . . .       7.375    5.125       --
                                        8.000    3.875       --
    1995
         4th quarter  . . . . . .      $5.250   $4.375       --
         3rd quarter  . . . . . .       5.875    4.250       --
         2nd quarter  . . . . . .       5.875    4.750       --
         1st quarter  . . . . . .       5.375    4.500       --


   As of March 7, 1996, the closing sales price of the Company's Common Stock, as reported on the American Stock Exchange was $5.875 per share.
   As of that date there were 666 holders of record of the Company's Common Stock. Holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor.

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

   ITEM 6.   SELECTED FINANCIAL DATA

   (Dollars in thousands, except per share data)

                           1995       1994     1993      1992      1991

    Net sales . . . . .   $73,693   $67,100   $60,328  $60,258   $54,708
    Income (loss) from
     continuing
     operations . . . .     1,013       827    (1,580)  (1,880)   (3,217)
    Income (loss) from
     continuing
     operations
     per common share .    $ 0.39    $ 0.32   ($ 0.61) ($ 0.72)  ($ 1.23)
    Total assets  . . .    49,657    46,101    45,345   47,321    66,604
    Long-term
     obligations  . . .    10,902    13,256    14,071   12,873    25,188
    Cash dividends
     declared per
     common share . . .    $ 0.00    $ 0.00    $ 0.00   $ 0.00    $ 0.00

   Per share data has been restated to give effect to stock dividends paid through January 26, 1996.


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS


   NET SALES

             Consolidated net sales for 1995 and 1994 have increased by 9.8% and 11.2%, respectively, over previous years' levels.

    (Amounts in thousands)

                           1995           1994          1993

    North America        $ 47,651      $ 44,657      $ 38,012

    Europe                 26,042        22,443        22,316
                          -------       -------      --------
    Total net sales      $ 73,693       $67,100      $ 60,328
                          =======        ======       =======


             The Company's North American operations posted a 6.7% increase in net sales in 1995 over 1994, following a 17.5% increase in 1994 over 1993. Improved economic conditions and increased demand for innovative products introduced in 1992 contributed significantly to these increases.

             International operations based in Europe achieved a 16.0% increase in 1995 over 1994 net sales levels due primarily to recovery from recessionary conditions in some European countries, an increase in demand for certain products and the results of new distribution channels established in the Eastern European and Pacific Rim countries. In 1994, the recessionary pressures were mainly responsible for an increase of only 0.6% in net sales over 1993.

    Net Sales by
    Segment*
                             1995        1994        1993

    Collision Repair           56.7%      54.6%       55.6%
    Engine Rebuilding          15.0       17.0        16.9
    Fluid Power                28.3       28.4        27.5
                              -----      -----       -----
    Total net sales           100.0%     100.0%      100.0%
                             ======     ======      ======

             * Refer to the Segment Information in the Notes to Consolidated Financial Statements for more information.



             In 1995, net sales for the Collision Repair segment increased by 14.2% over 1994. The fourth quarter was particularly strong as major national accounts committed to purchase new high technological products. The German collision repair subsidiary went through changes which included the redeployment of resources to ensure profitability in 1996 at reduced volume levels consistent with the German economy.

             In 1994, net sales increased by 7.6% from 1993 levels due primarily to the Company's participation in the Ford Focus Partner program and other national account programs that contributed to improved market
   penetration in the United States.   The agreement with Nissan Altia of
   Japan expanded channels of distribution for the Company in the Far East. These programs, along with the outstanding success of the SHARK/R/ computerized sonar measuring system and the BlackoSpace/R/ workbay concept system, helped offset weak economic conditions in Germany and Italy.

             The Engine Rebuilding segment experienced a decline in net sales of 3.9% from 1994 amounts due in large part to a softening of the market in the United States and a significant reduction in shipments to Mexico due to that country's currency problems. In 1994, net sales increased by 11.9% from 1993 primarily from the improved economy in the United States and renewed focus on the export sales business.

             The Fluid Power segment improved net sales by 9.6% over 1994. Increasing capacity by 20% and making shipments at a record pace, as well as continuing to produce quality products and meet customers' delivery requirements which were offset by pricing pressures in the marketplace, are contributing factors to this segment's continuous improvement in net sales. In 1994, net sales increased by 14.8% over 1993 levels. The increase is attributable to increased volume and the production of quality products.


   COSTS AND PROFIT MARGINS

             Gross profits improved by 10.4% from $24.3 million in 1994 to $26.8 million in 1995. The increase in 1994 gross profit was 13.0% from $21.5 million in 1993.

    Gross Profit as a % of Net
    Sales
                            1995        1994        1993
    Collision Repair          48.1%      47.3%      45.2%
    Engine Rebuilding         24.2       26.3       28.5
    Fluid Power               19.5       21.2       20.4
                             -----      -----      -----
    Consolidated              36.4%      36.2%      35.7%
                              ====       ====       ====

             The positive trend in gross profit margins in the Collision Repair segment is a result of both increased efficiencies in the utilization of productive capacity and higher margins on newly introduced products. As economic conditions improved in the United States, the Company was able to spread fixed manufacturing costs over a larger sales volume, thus utilizing productive capacity more efficiently. Products introduced since 1992 were able to command higher margins because of their technological superiority due to the investment made in research and development. In North America, these products are sold directly to the end user resulting in higher margins for the Company. Part of this benefit is offset by commissions paid to distributors. The changes to the distribution methods have provided the Company with better control of the distribution channel and improved market research information regarding the equipment users.

             The Company has continued to incur increases in the cost of materials since 1994. By seeking alternative sources of supply and by re-engineering products to reduce their material cost content (value engineering), the Company was able to absorb these increases without materially affecting gross profit.

             The Engine Rebuilding segment's decline in gross profit margins is primarily due to the continued competitiveness of the domestic market and the Company not being able to pass the increases in material and labor costs to the equipment purchasers in 1995 and 1994.

             The gross profit margins for the Fluid Power segment are down slightly from 1994. Even though there are continuous increases in sales volume, pricing pressures are affecting the gross profit margins realized by the Company.


   OPERATING EXPENSES AND PROFIT

             The rise in 1995 and 1994 operating expenses is primarily due to higher commission expenses incurred in the Collision Repair segment from increased sales volume. As a percentage of net sales, however, consolidated operating expenses were down in 1995 and 1994, despite the rising commission expenses.


    (Amounts in thousands)        1995       1994        1993

    Operating expenses         $ 23,918   $ 22,414   $ 21,599
                                =======    =======    =======
    Operating profit (loss)    $  2,908   $  1,889   $    (91)
                                =======    =======    =======

             For the most part, operating expenses have been well controlled in all business segments with an overall positive trend. The higher percentage figure in 1995 for the Collision Repair segment is due to an increase in net sales to end users, on which a commission is paid. In 1994, the decrease in the percentage of operating expenses to net sales was primarily due to a decrease in bad debt expense compared to 1993.

             The changes in the percentage figures for the Engine Rebuilding segment in 1995 and 1994 are a direct result of the fluctuations of net sales levels in those years.

             The Company expects the positive trend in operating expenses, as a percentage of net sales, to continue as net sales increase.

    Operating Expenses as a % of Net Sales

                            1995      1994     1993
    Collision Repair        46.0%    39.0%     41.8%
    Engine Rebuilding       26.2     22.6      26.2
    Fluid Power              8.6      9.6      10.8
                            ----     ----      ----
    Consolidated            32.5%    33.4%     35.8%
                            ====     ====      ====

   NONOPERATING INCOME AND EXPENSE

             Interest expense is the largest component of nonoperating expense. It is interest paid to banks, leasing companies and other lenders for borrowed money or for capitalized leases. The overall borrowing level has remained consistent with 1994, however, higher interest rates in the first half of 1995 increased overall interest expense by $148,000. In 1994, declining levels of borrowing offset by rising interest rates resulted in a $93,000 increase in interest expense from 1993 levels.


    (Amounts in thousands)         1995       1994      1993
    Interest expenses           $ (1,838) $ (1,690) $ (1,597)
    Gain (loss) on foreign
     exchange                       (135)      (28)      146
    Miscellaneous, net                42       339       125
                                 -------   -------    ------
    Total nonoperating
     expense, net               $ (1,931) $ (1,379) $ (1,326)
                                 =======  ========   =======

             The foreign exchange gains and losses are primarily attributed to European operations where a considerable amount of buying and selling is done in nonlocal currencies. Receivables and payables denominated in nonlocal currencies give rise to foreign exchange gains and losses on a regular basis. Normally, foreign exchange risk in this category is managed by a review of the balance of receivables and payables and, where warranted, the purchase of foreign exchange contracts to minimize risk. In 1993, the Company recorded a $267,000 foreign exchange gain as a result of closing the Spanish operation and consolidating the remaining accounts in the Company's Swiss subsidiary.


   INCOME TAX EXPENSE

             The income tax benefit recorded for in 1995 and 1994 was the result of recoverable income taxes from net operating loss carrybacks and the favorable resolution of audits of prior year returns. Income tax expense in 1995, 1994 and 1993 is from European operations.


   DISCONTINUED OPERATIONS

             The Company sold its North American Automotive Service Equipment
   business in 1992.   The Company's intent in selling this business was to
   focus its assets and efforts on its higher margin products where quality rather than price and volume is the important factor to profitability.

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


   EXTRAORDINARY GAIN

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


   FINANCIAL CONDITION

        LIQUIDITY

             Net income adjusted for noncash items has increased consistently during the past three years. 1995 produced $3.2 million; 1994 produced $2.8 million; and 1993 produced $1.8 million.


    (Amounts in thousands)              1995     1994    1993

    Net income (loss)                 $ 1,013  $   827  $ (1,576)
    Adjustments for noncash items       2,202    2,001     3,458
                                       ------    -----    ------
                                        3,215    2,828     1,882
    Changes in cash from certain
     assets & liabilities              (2,676)  (1,689)      963
                                      -------   ------   -------

    Cash provided by operating
     activities                       $   539  $ 1,139   $ 2,845
                                       ======   ======    ======

             Cash provided by operating activities continues to supply the Company with sufficient cash to satisfy debt service requirements and the investment in capital assets.

             In 1995 and 1994, the build-up in working capital was necessary to support the growing sales volume. The increase, primarily inventory and receivables, reduced overall cash flows from operations. The Company expects to reverse this build-up in 1996, providing additional cash from operating activities to reduce debt.


    (Amounts in thousands)        1995       1994        1993

    Current assets             $ 41,525   $ 37,353   $ 35,584
    Current liabilities          20,749     16,491     16,341
                                -------    -------    -------
    Working capital            $ 20,776   $ 20,862   $ 19,243
                                =======    =======    =======
    Current ratio              2.0 to 1   2.3 to 1   2.2 to 1

             Credit arrangements in Europe are short-term in nature and designed to satisfy seasonal fluctuations in liquidity requirements. Those arrangements are renewed annually and are sufficient to support the needs of the Company's European operations.


   FINANCING ACTIVITIES

             The Company extended its current credit agreement with domestic banks during the year. Actual amounts available under the $12 million credit line are dependent upon the balances of the underlying collateral. At December 31, 1995, $9.8 million of the line of credit was available and $6.3 million was utilized. This line of credit, along with cash provided by operating activities, is considered adequate to satisfy the cash needs of the Company.


   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      Index

                              Report of Management

                          Independent Auditors' Report

                      Consolidated Statements of Operations

                           Consolidated Balance Sheets

                      Consolidated Statements of Cash Flows

                   Notes to Consolidated Financial Statements

                              REPORT OF MANAGEMENT

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

             The independent auditors are responsible for expressing their opinion as to whether the financial statements present fairly the financial position, operating results and cash flows of the Company. In this process, they obtain a sufficient understanding of the internal accounting systems to establish the audit scope, review selected transactions and carry out other audit procedures.

             The Audit Committee of the Board of Directors is composed of two nonemployee directors who meet periodically with the independent auditors and the Company's management. This Committee considers the audit scope, discusses financial and reporting subjects and reviews management actions on these matters. The independent auditors have full and free access to the Audit Committee.



                                      /s/ Joseph L. Dindorf

                                      Joseph L. Dindorf
                                      President and Chief Executive Officer

   Waukesha, Wisconsin
   February 20, 1996

                          INDEPENDENT AUDITORS' REPORT

   The Board of Directors and Stockholders of Hein-Werner Corporation:

             We have audited the accompanying consolidated balance sheets of Hein-Werner Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hein-Werner Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                           /s/ KPMG Peat Marwick LLP

                                           KPMG Peat Marwick LLP

   Milwaukee, Wisconsin
   February 20, 1996

                      Consolidated Statements of Operations
                  Years Ended December 31, 1995, 1994, and 1993
                (Amounts in thousands, except per share amounts)


                                         1995       1994        1993
    Net Sales                         $ 73,693   $ 67,100    $ 60,328
    Cost of Sales                       46,867     42,797      38,820
                                        ------     ------      ------
    Gross Profit                        26,826     24,303      21,508
    Selling, Engineering and
     Administrative Expenses            22,948     21,711      19,848
    Bad Debt Expense                       970        703       1,751
                                       -------    -------     -------
                                        23,918     22,414      21,599
                                       -------    -------     -------
    Operating Profit (Loss)              2,908      1,889         (91)
    Nonoperating Income (Expense)
      Interest                          (1,838)    (1,690)     (1,597)

      Other                                (93)       311         271
                                       -------    -------     -------
                                        (1,931)    (1,379)     (1,326)
                                       -------   --------     -------
    Income (Loss) From Continuing
      Operations, Before Income
      Tax                                  977        510      (1,417)
    Income Tax Expense (Benefit)           (36)      (317)         163
                                       -------   --------     -------
    Net Income (Loss) From
      Continuing Operations              1,013        827      (1,580)
    Discontinued Business
      Loss from the sale of a
       business, net of related
       income tax                          --         --         (756)
    Extraordinary Item
      Gain from the involuntary
       conversion of assets, net
       of related income tax               --         --          760
                                        ------    -------     -------
    Net Income (Loss)                 $  1,013  $     827    $ (1,576)
                                        ======    =======     =======
    Earnings (Loss) Per Common
     Share From Continuing
     Operations                       $   0.39  $    0.32    $  (0.61)
                                       =======    =======      ======
    Earnings (Loss) Per Common
     Share                            $   0.39  $    0.32    $  (0.60)
                                       =======   ========      ======


   See accompanying notes to consolidated financial statements.

                           Consolidated Balance Sheets
                        As of December 31, 1995 and 1994
                  (Amounts in thousands, except share amounts)

                                                        1995       1994
    Assets
    Current Assets:
      Cash                                           $   396      $   466
      Accounts receivables, net                       23,277       19,875

      Inventories                                     17,271       16,154
      Prepaid expenses and other                         581          858
                                                      ------       ------
      Total Current Assets                            41,525       37,353

    Property, Plant and Equipment, Net                 5,354        5,265
    Other Assets                                       2,778        3,483
                                                     -------      -------
                                                    $ 49,657     $ 46,101
                                                     =======      =======
    Liabilities and Stockholders' Equity
    Current Liabilities:
      Notes payable                                 $  4,209     $  3,189
      Current installments of long-term debt           1,470          316
      Accounts payable                                 9,231        7,302
      Other current liabilities                        5,839        5,684
                                                     -------      -------
      Total Current Liabilities                       20,749       16,491

    Long-Term Debt, Excluding Current
     Installments                                     10,902       13,256
    Other Long-Term Liabilities                        1,861        2,032
    Commitments and Contingencies                     ------       ------
    Total Liabilities                                 33,512       31,779
                                                      ------       ------
    Stockholders' Equity:
      Common stock of $1 par value per share
        Authorized:  20,000,000 shares;
        Issued:  2,504,421 and 2,386,477 shares
        at December 31, 1995 and 1994,
        respectively                                   2,504        2,386
      Capital in excess of par value                  11,558       11,377
      Retained earnings                                1,308          827

      Cumulative translation adjustments                 827          110
                                                      ------       ------
                                                      16,197       14,700
      Less cost of common shares in treasury -
        2,957 and 21,707 shares at December 31,
        1995 and 1994, respectively                       52          378
                                                     -------      -------
      Total Stockholders' Equity                      16,145       14,322
                                                     -------      -------
                                                    $ 49,657     $ 46,101
                                                     =======      =======


   See accompanying notes to consolidated financial statements.

                Consolidated Statements of Cash Flows
            Years Ended December 31, 1995, 1994, and 1993
                       (Amounts in thousands)

                                              1995        1994       1993
    Cash From Operating Activities:
      Net income (loss)                    $ 1,013     $  827     $(1,576)
      Adjustments to reconcile net income
       (loss) to cash provided by
       operating activities:
       Adjustments to net income (loss)
         for items not using or providing
         cash:
         Depreciation and amortization       1,234      1,301       1,175
         Bad debt expense                      970        703       1,751
         Deferred tax expense                   --         --         523
         (Gain) loss on sale property,
           plant and equipment                  (2)        (3)         13
         Gain from the involuntary
           conversion of assets                 --         --        (760)
         Loss from the sale of a business       --         --         756
       Increase (decrease), net of the
         effects of the disposed
         business, due to changes in:
         Accounts receivable                (4,372)    (1,621)     (1,882)
         Inventories                        (1,117)    (1,530)      1,033
         Prepaid expenses and other
           assets                              806      1,259       1,701
         Accounts payable                    1,929       (320)      1,246
         Accrued expenses and other
          liabilities                           78        523      (1,135)
                                             -----     ------      ------
       Cash provided by operating
           activities                          539      1,139       2,845
                                             -----     ------      ------
    Cash From Investing Activities:
      Capital expenditures                  (1,174)      (737)     (1,148)
      Proceeds from sale of property,
       plant and equipment                      28         13          44
                                            ------     ------      ------
       Cash used in investing activities    (1,146)      (724)     (1,104)
                                            ------     ------      ------
    Cash From Financing Activities:
      Increase (decrease) in notes
       payable                               1,020        235      (1,316)
      Proceeds from long-term debt             163      1,461       2,006
      Deferred debt issuance costs              --        (15)        (70)
      Repayment of long-term debt           (1,363)    (2,749)     (1,408)
                                            ------     ------      ------
       Cash used in financing activities      (180)    (1,068)       (788)
                                            ------     ------      ------
    Cumulative Translation Adjustments         717        780        (728)
                                            ------     ------      ------
    Total Cash Provided (Used)                 (70)       127         225

    Cash - Beginning of Year                   466        339         114
                                             -----     ------      ------
    Cash - End of Year                      $  396     $  466      $  339
                                             =====     ======      ======



   See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   Nature of Operations

      The Company is a multinational manufacturer of collision repair, engine rebuilding, and fluid power equipment. The collision repair and engine rebuilding equipment are sold to end users and distributors in North and South America, Europe and Asia. The fluid power equipment is primarily sold to original equipment manufacturers in North America.

      (B)   Financial Statement Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (C)   Cash Equivalents

      For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      (D)   Inventories

      Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

      Inventory which is repossessed is recorded at the lesser of its original fifo cost, the amount receivable from the customer, or its fair market value.

      (E)   Property, Plant and Equipment

      The cost of plant and equipment is depreciated over the estimated useful lives of the respective assets using the straight-line method. Major replacements and betterments are capitalized while maintenance and repairs are expensed as incurred.

      (F)   Intangibles

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

      (G)   Noncurrent Receivables

      Certain accounts receivable from distributors in the Collision Repair segment were renegotiated during 1993 to notes with payment schedules which extend beyond one year. These notes, which bear an interest rate of 8%, have been collateralized with personal guarantees of the owners, partners and principals of the distributors and are presented as noncurrent assets. The allowance for uncollectible notes is management's estimate of uncollectible amounts based upon a review of the outstanding balances.

      (H)   Revenue Recognition and Concentration of Credit Risk

      Sales are recognized upon shipment of products to equipment distributors, automotive jobbers, warehouse distributors and retail dealers for resale; and on shipments directly to original equipment manufacturers and end-users. Estimated losses on accounts receivable and guaranteed notes are provided for in allowance for losses.

      The Company extends customary industry credit terms to customers in North America and in Europe. Sales outside these regions are generally supported by letters of credit. Accounts receivable from resellers of equipment are generally collateralized by the products sold and the Company also obtains guarantees from some owners, partners, or principals.

      When product is repossessed for which the Company has obtained a guarantee, the guarantor takes possession of the product and the Company records a receivable from the guarantor. If there is no third party guarantor, the Company takes possession of the equipment and reverses any previously recognized revenue or charges any recognizable loss to an allowance account established for that purpose.

      (I)   Income Taxes

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

      (J)   Translation of Foreign Financial Statements

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

      (K)   Research and Development Expenses

      The Company incurred research and development costs in continuing operations of approximately $1,719,000 in 1995, $1,475,000 in 1994, and $1,450,000 in 1993. Research and development costs are expensed as incurred.

      (L)   Earnings per Common Share

      Earnings per share data and weighted average shares outstanding have been restated for all years presented to give effect to the 5% stock dividends paid January 26, 1996 and all previous stock dividends.

      Earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options (less the number of treasury shares assumed to be purchased from the proceeds). Primary earnings per share are based on 2,620,000 shares in 1995 and 2,607,000 shares in 1994 and 1993, as adjusted for stock dividends. Fully diluted earnings per share based on the assumed conversion of the 8% convertible subordinated notes issued September 29, 1989 were not dilutive in any of the years presented.

      (M)   Pending Accounting Changes

      Statement of Financial Accounting Standards (FASB) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued in March 1995. This statement requires that long-lived assets and identifiable intangibles held and used by an entity be reviewed for impairment in certain circumstances. The statement also requires that these assets expected to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. This statement will be adopted in the first quarter of 1996 and it has not yet been determined what the effect will be on the Company's financial position or results of operations.

      FASB No. 123 "Accounting for Stock-Based Compensation" was issued in October 1995. This statement requires accounting for employee stock compensation plans using either the fair value method or the intrinsic value based method. This statement will be adopted in the first quarter of 1996 and the Company anticipates retaining the intrinsic value based method of accounting for stock options, which is in use in 1995.

      (N)   Reclassifications

      Certain amounts in 1994 and 1993 have been reclassified to conform to the 1995 presentation.

   ACCOUNTS RECEIVABLE

    (Amounts in thousands)            1995         1994

    Accounts Receivable              $25,019      $21,545
    Allowance for losses               1,742        1,670
                                      ------      -------
      Total                          $23,277      $19,875
                                      ======       ======

   INVENTORIES


    (Amounts in thousands)            1995        1994

    Raw material                    $ 5,837      $ 5,902
    Work-in-process                   1,125        1,481
    Finished goods                   10,309        8,771
                                     ------       ------

      Total                         $17,271      $16,154
                                     ======       ======


   PREPAID EXPENSES AND OTHER ASSETS



    (Amounts in thousands)               1995      1994

    Prepaid expenses and
     other                               $ 316    $ 350
    Recoverable income
     tax                                   265      508
                                          ----     ----
      Total                               $581     $858
                                          ====     ====


   PROPERTY, PLANT AND EQUIPMENT, NET
    (Amounts in thousands)              1995          1994

    Land                               $    90       $    90
    Buildings                            3,023         2,839
    Machinery & equipment               13,404        13,101
                                        ------        ------
                                        16,517        16,030
    Accumulated depreciation            11,163        10,765
                                        ------        ------
    Total                              $ 5,354       $ 5,265
                                        ======        ======

   OTHER ASSETS
    (Amounts in thousands)                  1995           1994

    Patents                                $  563         $  563
    Goodwill                                2,282          2,282
                                            -----          -----
                                            2,845          2,845
    Accumulated amortization                1,338          1,259
                                            -----          -----
    Net Intangibles                         1,507          1,586
    Deferred debt issuance costs, net          --             97
    Noncurrent notes receivable             1,654          2,407
    Less allowance for uncollectible
     notes                                    727            955
                                            -----          -----
    Net receivables                           927          1,452
    Other                                     344            348
                                            -----         ------
                                           $2,778         $3,483
                                            =====          =====


     The fair value of noncurrent notes receivable is estimated using discounted cash flows on expected payments to be received based on the terms of the notes and current interest rates. The fair value of the noncurrent notes receivable are estimated to be approximately $595,000 at December 31, 1995.

   SHORT-TERM BORROWINGS AND LINES OF CREDIT

      The Company has various unsecured lines of credit with foreign banks aggregating $8,053,000. The amount of unused available borrowings under these various lines of credit was $3,844,000 at December 31, 1995. The weighted average interest rate on outstanding amounts was 7.4% and 8.0% at December 31, 1995 and 1994, respectively.

      In addition, the Company has the ability to borrow funds outside of these lines of credit at foreign banks by using local currency receivables as collateral. The Company was not utilizing this facility as of December 31, 1995.


   OTHER CURRENT LIABILITIES
    (Amounts in thousands)                 1995           1994

    Accrued payroll and related
     expenses                            $  1,769       $  1,599
    Accrued commissions                     1,088          1,106
    Accrued expenses related to a
     disposed business                        182            354
    Other accrued expenses                  2,800          2,625
                                            -----          -----
    Total                                  $5,839         $5,684
                                            =====          =====


   LONG-TERM DEBT

    (Amounts in thousands)                     1995     1994

    Revolving credit agreement              $ 5,885     $  7,024
    8% Convertible subordinated notes
     due 1996 to 1999                         4,500        4,500
    11.5% Financing due to 2000                 945        1,082
    8.75% Financing due to 2004                 295          318
    5.0% Financing due to 2002                  163           --
    Capitalized leases due to 2005              512          576
    Other                                        72           72
                                            -------       ------

                                             12,372       13,572
    Less current installments of
     long-term debt                           1,470          316
                                            -------      -------

    Total long-term debt, excluding
     current installments                  $ 10,902     $ 13,256
                                            =======      =======

      Aggregate required annual principal payments, including capital leases, for the next five years are:


                      (Amounts in thousands)
                             1996                  $ 1,470
                             1997                    7,569
                             1998                    1,407
                             1999                    1,345
                             2000                      368

      In 1995, the Company entered into a 5% financing arrangement with a county in the state of Kansas allowing borrowings up to $195,000. The borrowings are collateralized by a second mortgage on buildings and fixtures with a net book value of $976,000.

      The revolving credit agreement provides for borrowings not to exceed $12 million based on the availability of collateral assets, primarily inventory and accounts receivable, and matures May 31, 1997. At year end, the borrowing base approximated $9.8 million. At December 31, 1995, the net book value of such eligible collateral was approximately $17.3 million. Unused letters of credit issued on behalf of the Company totalled $394,000 at December 31, 1995. A commitment fee of 1/2 of 1% per annum is payable monthly on the average daily amount of the unused borrowing availability. The Company can borrow at the prime rate of interest plus 1.75% The prime rate in effect at December 31, 1995 was 8.5%.

      The 11.5% financing is collateralized by machinery and equipment with a net book value of $1.3 million and a standby letter of credit in the amount of $114,000. The 8.75% financing is collateralized by buildings and fixtures with a net book value of $608,000.

      The 8% convertible subordinated notes are convertible into common stock at a price of approximately $6.28 per share after giving effect to the 5% stock dividend paid January 26, 1996.

      The various underlying agreements contain certain restrictive covenants principally relating to additional debt, long-term leases, working capital levels, net worth, the ratio of debt to net worth and interest charge coverage. In addition, the Company is restricted from paying cash dividends and from purchasing or redeeming its own stock. The convertible subordinated note agreement restricts the Company's cash dividend payments, on a cumulative basis, to not more than 25% of the cumulative net income from December 31, 1988 to the date of the payment. At December 31, 1995, the Company is in compliance with all covenants.

      The fair value of the Company's long-term debt is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of long-term debt approximates fair value at December 31, 1995.

      Interest paid during 1995, 1994, and 1993 was $1,842,000, $1,649,000, and $1,681,000, respectively.


   OTHER LONG-TERM LIABILITIES

    (Amounts in thousands)                 1995           1994

    Accrued expenses related to a
     disposed business                     $  491         $  689
    Other                                   1,370          1,343
                                            -----          -----
    Total                                  $1,861         $2,032
                                            =====          =====


   COMMITMENTS AND CONTINGENCIES

     A)   Financial Instruments with Off-Balance-Sheet Risk

      To meet the financing needs of consumers of its collision repair and engine rebuilding products the Company is, in the normal course of business, a party to financial instruments with off-balance-sheet risk. The instruments are guarantees of notes payable to financing institutions arranged by the Company. The Company performs credit reviews on all such guarantees. These guarantees extend for periods up to five years and expire in decreasing amounts through 2000. The amount guaranteed to each institution is contractually limited to a portion of the amount financed in a given year. The notes are collateralized by the equipment financed. Proceeds from the resale of recovered equipment have generally approximated 90% of repurchased notes.

      The maximum credit risk to the Company at December 31, 1995 and 1994 was approximately $3,022,000 and $3,400,000, respectively. Proceeds from guaranteed notes totalled approximately $1,307,000 in 1995, $2,100,000 in 1994, and $1,600,000 in 1993.

     B)   Litigation

      The Company is involved in legal proceedings, claims and administrative actions arising in the normal course of business. In the opinion of management, the Company's liability, if any, under any pending litigation or administrative proceeding would not materially affect its financial condition or operations.

     C)   Environmental Claims

      From time to time the Company is identified as a potentially responsible party in environmental matters, primarily related to waste disposal sites which contain residuals from the manufacturing process which were previously disposed of by the Company in accordance with applicable regulations in effect at the time of disposal. Materials generated by the Company in these sites have been small and claims against the Company have been handled on a diminimus basis. In addition, the Company has indemnified purchasers of property previously sold by the Company, against any environmental damage which may have existed at the time of the sale. In the opinion of management, the Company's liability, if any, under any pending administrative proceeding or claim, would not materially affect its financial condition or operations.

     D)   Leases

      At December 31, 1995, future minimum lease payments under capital leases and under noncancelable operating leases with initial terms greater than one year are as follows:



                                           Capitalized      Operating
    (Amounts in thousands)                   Leases           Leases

                    1996                         $210          $1,693
                    1997                          263           1,446
                    1998                           33             991
                    1999                           16             833
                    2000                           16             823
                 2001-2005                         69             892
                                                  ---           -----
    Total minimum lease payments                  607          $6,678
    Less amount representing interest              95
                                                  ---           -----
    Present value of minimum lease
     payments                                    $512
                                                  ===
    Current portion of capitalized
     lease obligations                           $168
                                                  ===

      Property, plant and equipment includes the following amount relating to leases which have been capitalized:


              (Amounts in thousands)               1995     1994

              Machinery and equipment             $1,041     $951
              Less:  accumulated depreciation        416      319
                                                   -----     ----
                                                  $  625     $632
                                                   =====     ====

      Operating leases are for buildings, warehouses and equipment. Rental expense for operating leases was $1,955,000 in 1995, $1,765,000 in 1994, and $1,841,000 in 1993.


                         CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                Total
                                              Capital in                      Cumulative                        stock-
                                  Common      excess of       Retained       translation       Treasury        holders'
    (Amounts in thousands)        stock       par value       earnings       adjustments         stock          equity

    Balance at
    December 31, 1992            $2,386        $12,023         $ 4,742           $    58        $(4,188)        $15,021

    Net loss                         --             --          (1,576)               --             --          (1,576)

    Translation
      adjustments                    --             --              --              (728)            --            (728)

    5% Stock
      dividend paid
      January 2, 1993,
      106,952 shares issued          --             --          (1,859)               --          1,859              --

    5% Stock
      dividend,
      fractional shares              --             --              (1)               --             --              (1)
                                  -----         ------           -----             -----          -----          ------
    Balance at
    December 31, 1993             2,386         12,023           1,306              (670)        (2,329)         12,716

    Net Income                       --             --             827                --             --             827

    Translation
      adjustments                    --             --              --               780             --             780

    5% Stock
      dividend paid
      January 21, 1994,
      112,271 shares                 --           (646)         (1,305)               --          1,951              --

    5% Stock
      dividend,
      fractional shares              --             --              (1)               --             --              (1)
                                  -----         ------          ------              ----         ------          ------
    Balance at
    December 31, 1994             2,386         11,377             827               110           (378)         14,322

    Net Income                       --             --           1,013                --             --           1,013

    Translation
      adjustments                    --             --              --               717             --             717

    5% Stock
      dividend paid January
      27, 1995, 117,944
      shares issued                 118            413            (531)               --             --              --

    5% Stock
      dividend,
      fractional shares              --             --              (1)               --             --              (1)

    Shares contributed
      to employee benefit
      plan                           --           (232)           --                  --            326              94
                                  -----          -----          ------             -----          -----           -----
    Balance at
    December 31, 1995            $2,504        $11,558         $ 1,308           $   827        $   (52)        $16,145
                                  =====         ======          ======            ======         ======          ======


   STOCK PLANS


             Under the 1987 Stock Option and Incentive Plan, the Company is authorized to grant 140,392 stock options. The options are subject to the following conditions and limitations: no option may be exercised until three (3) years after the date of grant when 50% of the options granted become exercisable; five (5) years after the date of grant 100% of the options granted are exercisable. Options expire ten (10) years after the date of grant. Under provisions defined in the Plan, all options become exercisable in the event of a public tender offer or if an exchange offer is made for the Company's stock.

             Stock option activity for each of the three years in the period ended December 31, 1995 follows:

                                                 Option        Price*
                                                 Shares      Per Share

    December 31, 1992                          102,551     $5.08 - $5.29

    Granted via stock dividend                   5,128
                                               -------
    December 31, 1993                          107,679     $5.08 - $5.29

    Expired                                       (579)

    Granted via stock dividend                   5,355
                                               -------
    December 31, 1994                          112,455         $5.08

    Cancelled                                   (5,788)

    Granted via stock dividend                   5,623
                                               -------
    December 31, 1995                          112,290         $5.08
                                               =======
    At December 31, 1995:

    Exercisable                                 56,145         $5.08
                                               =======
    Available for future grants                 28,102
                                               =======

        * Option share and price are adjusted to give effect to the stock dividend paid January 27, 1995.

             Each outstanding share of common stock is entitled to one common share purchase right. Under certain circumstances, each right entitles the holder to purchase one share of common stock at $65, subject to adjustment. The rights are not exercisable until ten days after a public announcement that a person or group has acquired at least 20% of the outstanding common stock or ten business days (or later date determined by the Board of Directors) after a person or group announces an intention to make or commences a tender or exchange offer that would result in ownership of 20% or more of the Company's common stock. Subject to certain limitations, the Company's Board of Directors may reduce the thresholds applicable to the rights to not less than 10%.

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

   EMPLOYEE BENEFIT PLANS

             A profit sharing and retirement plan is in effect for all domestic employees of the Company. The Company can contribute between 5% and 16% of its earnings before income taxes in excess of varying levels, ranging from $250,000 to $4,500,000. In 1995 and 1994, the Company's expense under the terms of the plan was $96,600 and $21,250, respectively. In 1995, an additional special contribution of $93,750 was made in the form of 18,750 shares of the Company's common stock valued at the 1994 year end closing price of $5.00 per share. No contribution was made for 1993.

             The Company does not provide post-retirement benefits under current benefit programs. Obligations under previous programs are not material.

   INCOME TAXES

             Income (loss) from continuing operations, before income taxes, consists of the following:

    (Amounts in             1995       1994       1993
    thousands)

    Domestic              $ (551)    $ (798)    $(2,712)
    Foreign                1,528      1,308       1,295
                           ------     ------     -------
                         $   977     $  510    $ (1,417)
                           ======     ======    ========



             Income tax expense (benefit) attributable to income (loss) from continuing operations consists of the following:

    (Amounts in thousands)         1995        1994         1993

    CURRENT:
         U.S. Federal           $  (306)     $  (668)     $  (557)
         Foreign                    270          351          197
                                   ----        -----        -----
                                    (36)        (317)        (360)
                                   ----        -----        -----
    DEFERRED:
         U.S. Federal                --           --          557
         Foreign                     --           --          (34)
                                   ----        -----        -----
                                     --           --          523
                                   ----        -----        -----
                               $    (36)    $   (317)     $   163


             The significant components of deferred income tax expense (benefit) attributable to income (loss) from continuing operations are as follows:

    (Amounts in thousands)               1995     1994      1993
    Deferred income tax expense
      (benefit) (exclusive of the
      effects of other components
      listed below)                      $ 32     $(159)    $ (34)
    Increase (decreases) in the
      valuation allowance for
      deferred tax assets                 (32)      159       557
                                          ---      ----      ----
                                         $  --    $  --     $ 523



             The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

    (Amounts in thousands)                   1995        1994

    Inventory valuation                   $   170     $   145
    Accounts receivable valuation              58          30
    Vacation accrual                          172         158
    Self-insurance accrual                    311         288
    Sale of business                          247         383
    Net operating loss carryforwards        2,458       2,799
    Other, including undistributed
      earnings of foreign
      subsidiaries                            474         208
                                           ------     -------
    Gross deferred tax assets               3,890       4,011
    Less valuation allowance               (2,975)     (3,007)
                                            ------     -------
    Deferred tax assets                   $   915    $  1,004
                                            ======     =======
    Depreciation                             (913)       (964)
    Other, including undistributed
     earnings of foreign subsidiaries          (2)        (40)
                                            ------     -------
    Deferred tax liabilities                 (915)     (1,004)
                                            ------     -------
    Net deferred tax assets               $     --    $     --
                                            ======     =======

             A reconciliation of actual income tax expense (benefit) attributable to income (loss) from continuing operations to the "expected" income tax expense (benefit) computed by applying the U.S. Federal corporate tax rate to income (loss) from continuing operations, before income taxes, follows:

    (Percent of pretax earnings)                  1995      1994      1993

    Statutory rate                                34.0%      34.0%   (34.0%)
    Amortization of excess cost over
     net assets of acquired companies              2.0        4.0      1.4
    Effect of foreign operations                  20.6      (23.4)   (16.3)
    Net operating losses carried forward
     (utilized)                                     --       (9.4)    24.9
    Resolution of income tax examinations        (31.4)     (88.6)      --

    Purchase accounting adjustments from tax
     basis differences at acquisition               --       (1.6)    (0.6)
    Change in the valuation allowance for
     deferred tax assets allocated to income
     tax expense                                 (30.3)      25.5     39.3
    Other items, net                               1.4       (2.7)    (3.2)
                                                   -----     -----    ------
                                                  (3.7)%    (62.2)%   11.5%


             Deferred income taxes have been provided on that portion of the undistributed earnings of foreign subsidiaries which the Company expects to recover in a taxable manner, such as through the receipt of dividends. Provision has not been made for U.S. or additional foreign taxes on foreign earnings which have been and will continue to be reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these foreign earnings. At December 31, 1995, the undistributed earnings of these foreign subsidiaries on which taxes have not been provided were approximately $5,200,000.

             Approximate net operating loss carryforwards available at December 31, 1995 to offset future taxable earnings of the Company are as follows:


    (Amounts in thousands)     Amount      Year of Expiration

    U.S. Federal                $ 2,500     2008 through 2009
    State                        13,000     1998 through 2010
    Foreign                       1,200     1996 through 2000
    Foreign                         100        Indefinite

             A valuation allowance has been provided for the future benefit of the above net operating loss carryforwards.

             The Company received net income tax refunds of $306,000, $191,000, and $528,000 during 1995, 1994, and 1993, respectively.

   DISCONTINUED OPERATIONS

             In 1992, the Company sold certain assets relating to Hein-Werner's manufacture and North American distribution of jacks and other automotive lifting equipment, automotive battery service equipment, and automotive welding equipment and accounted for the sale as discontinued operations.

             As a result of the disposal, certain related plant and property was sold by the Company during 1993. At December 31, 1992, these assets had been written down to their estimated net realizable value and reclassified as other current assets. Included in liabilities at December 31, 1992 were accruals for expenses and costs to be incurred and satisfied at future dates. During 1993, an additional expense of $756,000 was accrued for future pension costs (primarily as a result of using a 7% discount rate), for the reserve for product liability insurance retroactive premium adjustments, and for losses on the sale of excess plant and property.

             Loss per common share from the loss on the sale was $0.28 in 1993 which has been adjusted for the 5% stock dividend paid January 26, 1996.

   EXTRAORDINARY ITEM

             In 1993, a Company manufacturing facility sustained damage from flooding. Insurance coverage replaced damaged equipment with new. As a result, the Company recorded a gain for the value of the replacement equipment of $1,194,000 and a loss for the net book value of the equipment destroyed of $141,000. In addition, costs of $293,000 related to the flooding which were not reimbursed by insurance coverage were also charged against the gain. Accordingly, an extraordinary gain of $760,000, or $0.29 per share, (there was no related income tax expense) was included in 1993. Earnings per share data for 1993 have been adjusted for the 5% stock dividend paid January 26, 1996.

   SEGMENT INFORMATION

             The Company's operations are principally in the Collision Repair, Engine Rebuilding and Fluid Power industry segments. The Collision Repair segment includes frame straightening and vehicle measurement equipment, as well as various tools and accessories. Engine Rebuilding products include hones, lathes, grinders, and the like, along with various accessories. Products for the Fluid Power segment include single-acting, double-acting and telescoping hydraulic cylinders.

             Affiliated inter-segment sales and geographic sales are nominal in amount.

             Data by industry segment with a reconciliation to the consolidated financial statements are presented below:


    (Amounts in thousands)                  Earnings
                                             before
                              Net sales      income                                  Capital
    1995:                   unaffiliated     taxes       Assets     Depreciation   Expenditures

    Collision Repair          $41,819       $2,520       $37,624      $   518        $   663
    Engine Rebuilding          10,986         (946)        7,448          167             55
    Fluid Power                20,888        1,548         8,529          178            438
                               ------        -----        ------         ----          -----
    Business segments          73,693        3,122        53,601          863          1,156
    Corporate and
     eliminations                  --       (2,145)       (4,032)         195             18
                               ------        -----        ------       ------         ------
    Consolidated              $73,693       $  977       $49,569      $ 1,058        $ 1,174
                               ======        =====        ======       ======         ======
    1994:

    Collision Repair          $36,615       $1,444       $33,194      $   501        $   438
    Engine Rebuilding          11,436         (458)        7,407          197             75
    Fluid Power                19,049        1,530         7,815          166            122
                               ------       ------        ------        -----          -----
    Business Segments          67,100        2,516        48,416          864            635
    Corporate and
     eliminations                  --       (2,006)       (2,315)         256            102
                               ------       ------        ------       ------         ------
    Consolidated              $67,100      $   510       $46,101      $ 1,120        $   737
                               ======        =====        ======       ======         ======
    1993:
    Collision Repair          $33,515      $  (334)      $36,351      $   439        $   406
    Engine Rebuilding          10,219         (682)        7,704          186            321
    Fluid Power                16,594          946        14,302          189             98
                               ------       ------        ------       ------         ------
    Business Segments          60,328           70        58,357          814            825
    Discontinued operation
     & extraordinary gain          --            4            --           --             --
    Corporate and
     eliminations                  --       (1,347)      (13,012)         218            323
                               ------       ------        ------       ------         ------
    Consolidated              $60,328      $(1,413)      $45,345      $ 1,032        $ 1,148
                               ======        =====        ======       ======         ======

        Data for geographic regions, excluding Corporate and eliminations, for 1995, 1994, and 1993 is presented below:


    (Amounts in thousands)                    Earnings
                                               before
                                Net sales      income                                  Capital
    1995:                     unaffiliated     taxes       Assets    Depreciation   Expenditures

    North America               $47,651      $ 1,594      $27,666        $ 521            $588
    Europe                       26,042        1,528       25,935          342             568
                                 ------       ------       ------         ----          ------
                                $73,693      $ 3,122      $53,601        $ 863         $ 1,156
                                 ======        =====       ======         ====          ======
    1994:

    North America               $44,657      $ 1,208      $27,420        $ 575          $  320
    Europe                       22,443        1,308       20,996          289             315
                                 ------       ------       ------         ----          ------
                                $67,100       $2,516      $48,416        $ 864          $  635
                                 ======        =====       ======         ====          ======
    1993:

    North America               $38,012      $(1,365)     $39,503        $ 555          $  478
    Europe                       22,316        1,295       18,854          259             347
                                 ------       ------       ------         ----          ------
                                $60,328      $   (70)     $58,357        $ 814          $  825
                                 ======        =====       ======         ====          ======

   Export sales of United States operations, made to unaffiliated customers located in foreign countries aggregated $4,438,000, $3,622,000, and $4,216,000 in 1995, 1994, and 1993, respectively.


   SUPPLEMENTAL QUARTERLY DATA


             The following table contains certain selected unaudited quarterly consolidated financial data for the last two years which includes all adjustments which the Company considers necessary to a fair presentation thereof:

    (Amounts in thousands except per share data)

    1995
    Quarter                      1st         2nd         3rd         4th

    Net Sales                  $18,512     $17,555     $16,377     $21,249

    Gross profit                 6,726       6,310       5,827       7,963

    Net income (loss)          $   422     $   292    $   (382)    $   681
                                ------     -------    --------      ------
    Earnings (loss) per
     share                     $  0.16     $  0.11    $  (0.14)    $  0.26
                                ------     -------    --------      ------
    Stock price high           $ 5.375     $ 5.875     $ 5.875     $ 5.250

    Stock price low            $ 4.500     $ 4.750     $ 4.250     $ 4.375
                                ------     -------     -------     -------

    1994
    Quarter                      1st           2nd         3rd         4th

    Net sales                  $15,873     $17,321     $14,537     $19,369

    Gross profit                 5,612       6,198       5,069       7,424

    Net income                 $   123     $   255      $  288     $   161
                                ------     -------     -------     -------
    Earnings per share         $  0.05     $  0.10      $ 0.11     $  0.06
                                ------     -------     -------     -------
    Stock price high           $ 8.000     $ 7.375     $ 6.125     $ 5.500

    Stock price low            $ 3.875     $ 5.125     $ 5.000     $ 4.625


   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURES

             The Company did not file a Form 8-K within the 24 months prior to the date of its most recent financial statements that reports a change of accountants and a disagreement on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The information required by this item with respect to directors is included under the headings "ELECTION OF DIRECTORS" and "MISCELLANEOUS" in the definitive Proxy Statement, dated March 13, 1996, relating to the annual meeting of shareholders scheduled for April 25, 1996 and is incorporated herein by reference. Information about executive officers appears at the end of Part I of this Form 10-K under the caption "EXECUTIVE OFFICERS OF REGISTRANT."

   ITEM 11.  EXECUTIVE COMPENSATION

             Information concerning executive compensation is included under the heading "EXECUTIVE COMPENSATION" in the definitive Proxy Statement, dated March 13, 1996, relating to the annual meeting of shareholders scheduled for April 25, 1996 and is incorporated herein by reference; provided, however, that the subsection entitled "Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

             Information concerning security ownership is included under the heading "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive Proxy Statement, dated March 13, 1996, relating to the annual meeting of shareholders scheduled for April 25, 1996 and is incorporated herein by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Information concerning relationships and related transactions is included under the heading "CERTAIN RELATIONSHIPS AND RELATED
   TRANSACTIONS" in the definitive Proxy Statement, dated March 13, 1996, relating to the annual meeting of shareholders scheduled for April 25, 1996 and is incorporated herein by reference.


                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

          (a) 1. and 2. Financial Statements and Financial Statement Schedules. Reference is made to the separate index to consolidated financial statements and schedules contained hereinafter.

              3. Exhibits. Reference is made to the Exhibit Index contained herein.

          (b) Form 8-K

              There were no reports on Form 8-K filed during the fiscal quarter ended December 31, 1995.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated March 7, 1996

                                      HEIN-WERNER CORPORATION


                                      By:  /s/ J. L. Dindorf
                                           J. L. Dindorf
                                           President and Chief Executive
                                           Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Dated March 7, 1996  By:  /s/ J. L. Dindorf
                              J. L. Dindorf
                              President and Chief Executive
                              Officer; Director (Principal
                              Executive Officer, Principal
                              Financial Officer and Principal
                              Accounting Officer)



    Dated March 7, 1996  By:  /s/ O. A. Friend
                              O. A. Friend
                              Director

    Dated March 7, 1996  By:  /s/ J. S. Jones
                              J. S. Jones
                              Director


    Dated March 7, 1996  By:  /s/ M. J. McSweeney
                              M. J. McSweeney
                              Director


    Dated March 7, 1996  By:  /s/ D. J. Schuetz
                              D. J. Schuetz
                              Director

                   Index to Consolidated Financial Statements

                           and Schedules for Form 10-K



   The consolidated financial statements of Hein-Werner Corporation and Subsidiaries, together with the opinion thereon of KPMG Peat Marwick LLP dated February 20, 1996, appear in Item 8 of this report. The following additional financial data should be read in conjunction with the financial statements in such 1995 Annual Report to Shareholders.


                            Additional Financial Data



   Independent Auditors' Report on Financial Statement Schedules

   Schedule Submitted:

   II - Valuation and qualifying accounts


   All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


   The Board of Directors and Stockholders
   Hein-Werner Corporation


   Under date of February 20, 1996, we reported on the consolidated balance sheets of Hein-Werner Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    /s/ KPMG Peat Marwick LLP
                                                        KPMG Peat Marwick LLP


   Milwaukee, Wisconsin
   February 20, 1996

                                                                  Schedule II


   VALUATION AND QUALIFYING ACCOUNTS
   Years ended December 31, 1995, 1994, and 1993
   (Dollars in thousands)



   Allowances for Losses(1)

                Balance at  Charged to                                Balance
                 beginning   cost and     Other(2)                     at end
                 of period    expenses   Additions  Deduction(3)    of period


       1995         $2,625      $  970      $   --       $1,126        $2,469
       1994         $2,933      $  850      $  245       $1,403        $2,625
       1993         $2,145      $1,751      $  139       $1,102        $2,933



   Inventory Valuation Reserve

                Balance at  Charged to                                Balance
                 beginning   cost and       Other                     at end
                 of period    expenses   Additions  Deduction(4)    of period


       1995         $  588      $  576     $    --       $  474        $  690
       1994         $  417      $  407     $    --       $  236        $  588
       1993         $  437      $   40     $    --       $   60        $  417


   _____________

   (1) Includes allowances for customer accounts receivable and non-current receivables.
   (2) Excess fundings from guaranteed consumer notes resulting from an interest rate spread to cover losses.
   (3)   Bad debts written off.
   (4)   Inventory written off.

                                  EXHIBIT INDEX

        Exhibits

        (3)  Articles of Incorporation and By-Laws:

             (3.1) By-Laws of the Company, as amended
                   through March 8, 1990 (incorporated by
                   reference to Exhibit 3.1 to the Company's
                   Form 10-Q for the quarter ended October
                   1, 1994)

             (3.2) Restated Articles of Incorporation, as
                   amended through February 21, 1991
                   (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1993)

        (4) Instruments defining the rights of security holders, including indentures:

             (4.1) Revolving Loan and Security Agreement
                   dated October 13, 1993 by and between the Company and Firstar Bank Milwaukee, N.A. and Continental Bank N.A. (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended October 2, 1993)

             (4.2) Letter dated October 27, 1994 by Firstar
                   Bank Milwaukee, N.A., as administrator of the Revolving Loan and Security Agreement dated October 13, 1993 by and between the Registrant and Firstar Bank Milwaukee, N.A. and BankAmerica N.A.'s Pacific Business Credit Inc. (formerly Continental Bank, N.A.), extending the Revolving Loan and Security Agreement to May 31, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended October 1, 1994)

             (4.3) Form of Note Agreement dated as of
                   September 1, 1989 regarding the Company's
                   $8,500,000 8% Convertible Subordinated
                   Notes due September 1, 1999 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-K for the year ended December 31, 1993)

             (4.4) Amendment dated November 12, 1990 to Note
                   Agreement dated as of September 1, 1989
                   Re: $8,500,000 8% Convertible
                   Subordinated Notes due September 1, 1999
                   (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 1993)

             (4.5) Amendment No. 2 dated April 26, 1991 to
                   Note Agreement dated as of September 1,
                   1989 Re: $8,500,000 8% Convertible
                   Subordinated Notes due September 1, 1999
                   (incorporated by reference to Exhibit 4.4 to the Company's Form 10-K for the year ended December 31, 1993)

             (4.6) Amendment No. 3 dated February 3, 1992 to
                   Note Agreement dated as of September 1,
                   1989 Re: $8,500,000 8% Convertible
                   Subordinated Notes due September 1, 1999
                   (incorporated by reference to Exhibit 4.5 to the Company's Form 10-K for the year ended December 31, 1993)

             (4.7) Amendment No. 4 dated December 18, 1992
                   to Note Agreement dated as of September
                   1, 1989 Re: $8,500,000 8% Convertible
                   Subordinated Notes due September 1, 1999
                   (incorporated by reference to Exhibit 4.6 to the Company's Form 10-K for the year ended December 31, 1993)

             (4.8) Amendment No. 5 dated February 21, 1994
                   to Note Agreement dated as of
                   September 1, 1989 Re:  $8,500,000 8%
                   Convertible Subordinated Notes due
                   September 1, 1999 (incorporated by
                   reference to Exhibit 4.7 to the Company's
                   Form 10-K for the year ended December 31,
                   1993)

             (4.9) Rights Agreement by and between the
                   Company and Firstar Trust Company (formerly
                   First Wisconsin Trust Company)
                   (incorporated by reference to Exhibit 4.8 to the Company's Form 10-K for the year ended December 31, 1993)

        (10) Material contracts:

             (10.1)*   Change of Control Agreement
                       between the Company and Joseph L.
                       Dindorf dated January 27, 1984
                       (incorporated by reference to
                       Exhibit 10.1 to the Company's Form
                       10-K for the year ended December
                       31, 1993)

             (10.2)*   1980 Stock Option and Performance
                       Share Plan (incorporated by
                       reference to Exhibit 1 of the
                       Company's Form S-8 Registration
                       Statement (Registration No. 2-
                       68020))

             (10.3)    Lease dated January 25, 1983
                       between the Company and Winvan,
                       Inc. (incorporated by reference to
                       Exhibit 10.3 to the Company's Form
                       10-K for the year ended December
                       31, 1993)

             (10.4)*   1987 Stock Option and Incentive
                       Plan (incorporated by reference to
                       Exhibit 10.4 to the Company's Form
                       10-K for the year ended December
                       31, 1993)

             (10.5)*   1988 Corporate Officer Incentive
                       Bonus Schedule (incorporated by
                       reference to Exhibit 10.5 to the
                       Company's Form 10-K for the year
                       ended December 31, 1993)

        (11) Computation of Earnings Per Share

        (21) Subsidiaries

        (23) Consent of KPMG Peat Marwick LLP

        (27) Financial Data Schedule

        (99) Definitive Proxy Statement dated March 13, 1996 relating to the Annual Meeting of Shareholders to be held on April 25, 1996

             [Except to the extent specifically incorporated by reference, the Company's Proxy Statement dated March 13, 1996 relating to the Annual Meeting of Shareholders to be held on April 25, 1996 is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K]


*   A management contract or compensatory plan or arrangement.