Form 10-Q
period 1996-03-30
HEIN WERNER CORP
filed 1996-05-14
CIK 46613

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    Form 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the Quarterly Period Ended:  March 30, 1996

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
                                        Yes [X]           No [ ]

        Number of shares of $1 par value common stock issued and outstanding at May 14, 1996:

                            Issued          2,629,320
                            Treasury            2,957
                                           ----------
                            Outstanding     2,626,363
                                           ==========

                         PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Consolidated Balance Sheets - (Unaudited)
       ($000)

                                                    March 30,  December 31,
                                                      1996         1995
                                                    --------     --------
       ASSETS
       CURRENT ASSETS:
         Cash                                       $   (78)     $   396

         Customers' accounts receivable              21,024       25,019
            Less allowance for losses                 1,759        1,742
                                                    --------     --------
                                                     19,265       23,277

         Inventories                                 18,769       17,271
         Prepaid expenses and other                     547          316
         Income tax benefit receivable                   90          265
                                                    --------     --------
           TOTAL CURRENT ASSETS                      38,593       41,525

       PROPERTY, PLANT AND EQUIPMENT, AT COST:
         Land                                            90           90
         Buildings                                    3,023        3,023
         Machinery and equipment                     13,614       13,404
                                                    --------     --------
                                                     16,727       16,517
         Less accumulated depreciation               11,349       11,163
                                                    --------     --------
           NET PROPERTY, PLANT AND EQUIPMENT          5,378        5,354

       OTHER ASSETS:
         Patents, net of accumulated amortization
           of $521 for 1996 and $517 for 1995            28           32
         Excess cost over net assets of
           acquired companies, net of accumulated
           amortization of $822 for 1996 and
           $807 for 1995                              1,460        1,475
         Receivables, net of allowances of
           $727 in 1996 and 1995                        810          927
         Other                                          295          344
                                                    --------     --------
           TOTAL OTHER ASSETS                         2,593        2,778
                                                    --------     --------
                                                    $46,564      $49,657
                                                    ========     ========

       See accompanying notes to consolidated financial statements.

       Consolidated Balance Sheets - (Unaudited)
       ($000)

                                                    March 30,  December 31,
                                                      1996         1995
                                                    --------     --------
       LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
         Notes payable                              $ 3,589      $ 4,209
         Current installments of long-term debt       1,501        1,470
         Accounts payable                             5,749        9,231
         Accrued payroll and related expenses         2,747        2,857
         Accrued expenses related to a disposed
           business                                     137          182
         Accrued expenses, other                      2,707        2,800
                                                    --------     --------
           TOTAL CURRENT LIABILITIES                 16,430       20,749

       Long-term debt, excluding
         current installments                        11,687       10,902
       Liabilities related to a
         disposed business                              434          491
       Other                                          1,297        1,370
                                                    --------     --------
           TOTAL LIABILITIES                         29,848       33,512

       STOCKHOLDERS' EQUITY:
         Common stock of $1 par value per share
           Authorized: 20,000,000 shares;
           Issued: 2,629,320 shares at March 30,
           1996 and 2,504,421 at December 31,
           1995                                       2,629        2,504
         Capital in excess of par value              11,995       11,558
         Retained earnings                            1,526        1,308
         Cumulative translation adjustments             618          827
                                                    --------     --------
                                                     16,768       16,197
         Less cost of common shares in treasury -
           2,957 shares at March 30, 1996 and
           at December 31, 1995                          52           52
                                                    --------     --------
          TOTAL STOCKHOLDERS' EQUITY                 16,716       16,145
                                                    --------     --------
                                                    $46,564      $49,657
                                                    ========     ========




       See accompanying notes to consolidated financial statements.

       Consolidated Statements of Operations - (Unaudited)
       ($000)  (except per share data)



                                                     Three months ended
                                                    ----------------------
                                                    March 30,    April 1,
                                                      1996         1995
                                                    --------     --------

       Net sales                                    $17,623      $18,512

       Cost of sales                                 10,970       11,786
                                                    --------     --------
       Gross profit                                   6,653        6,726

       Selling, engineering and
            administrative expenses                   5,473        5,803
                                                    --------     --------
       Operating profit                               1,180          923

       Interest expense                                 420          484
       Other income, net                                (37)          (2)
                                                    --------     --------
       Income before income taxes                       797          441

       Income tax expense                                17           19
                                                    --------     --------
       NET INCOME                                   $   780      $   422
                                                    ========     ========

       Earnings per share - primary                 $  0.30      $  0.16
                                                    ========     ========

       Earnings per share - fully diluted           $  0.26      $  0.15
                                                    ========     ========


       See accompanying notes to consolidated financial statements.

       Consolidated Statements of Cash Flows - (Unaudited)


                                                     Three Months Ended
                                                    ---------------------
                                                     March 30,    April 1,
                                                       1996        1995
                                                      --------     --------
       CASH FROM OPERATING ACTIVITIES:
       Net income                                   $    780     $   422
       Adjustment to net income for expenses
       (gains) not affecting cash:
           Depreciation and amortization                 205         330
           Bad debt expenses                             106         120
       Increase (decrease) in cash due to changes
       in:
           Accounts receivable                         3,906        (916)
           Inventories                                (1,498)          2
           Prepaid expenses and other assets             110         (54)
           Accounts payable                           (3,482)        147
           Accrued expenses and other liabilities       (378)       (406)
                                                     --------    --------
           Cash provided by (used in) operating
           activities...............................    (251)       (355)

       CASH USED IN INVESTING ACTIVITIES:
       Capital expenditures.........................    (210)       (275)

       CASH FROM FINANCING ACTIVITIES:
       Increase (decrease) in notes payable             (620)        332
       Proceeds from long-term debt                      816          --
       Repayment of long-term debt                        --        (638)
                                                     --------    --------
           Cash provided by (used in) financing
           activities...............................     196        (306)

       Cumulative translation adjustments...........    (209)        878
                                                     --------    --------
       TOTAL CASH PROVIDED (USED)                       (474)        (98)

       CASH - BEGINNING OF THE PERIOD                    396         466
                                                     --------    --------
       CASH - END OF THE PERIOD                     $    (78)    $   368
                                                     ========    ========





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

           INVENTORY:
           =================================================================
           (Amounts in thousands)
                                                  3/30/96      12/31/95
           -----------------------------------------------------------------
           Raw Material                         $   5,789     $   5,837
           Work-in-Process                          1,527         1,125
           Finished Goods                          11,453        10,309
           -----------------------------------------------------------------
                                                $  18,769     $  17,271
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

           The maximum credit risk to the Company at December 31, 1995 was approximately $3,022,000.

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



           ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Results of Operations

           Net sales for the first quarter of 1996 were $17.6 million, down 4.8% from the same period of 1995. Sales originating in North America of $12.3 million were less than 1% below the $12.4 million in sales in the first quarter of 1995.
           Increased sales in both the Collision Repair and Fluid Power divisions were offset by reductions in the Engine Rebuilding division. European sales were down 12.6% for the quarter from $6.1 million for the first quarter of 1995 to $5.3 million in the first quarter of 1996.

           Gross profit margins in North America improved in the first quarter from 30.2% in 1995 to 32.6% in 1996. Margins in Europe also improved, moving from 48.8% in the first quarter of 1995 to 49.7% for the 1996 first quarter. Consolidated gross profit margins were 37.8% for the first quarter of 1996 compared to 36.3% for the same period of 1995.

           Operating expenses decreased as a percent of net sales, from 31.3% in the 1995 period to 31.1% in 1996. Actual expenses were lower in 1996 than in 1995, with the majority of the decrease in administrative and marketing expense due to cost controls and in commission expense due to reduced sales.

           Interest expense for the three months ended March 30, 1996 decreased 13% from the first quarter of 1995 primarily as a result of reduced interest rates.

        Financial Condition

           Continued improvements in cost control and balance sheet management are expected. The Company expects its liquidity requirements will be met by cash generated from operations and from its credit facilities.

           Short-term credit facilities in Europe are considered sufficient to supplement cash from operating activities to satisfy liquidity requirements there. Changes in short-term borrowing are primarily due to seasonal cash usage patterns.


                           PART II - OTHER INFORMATION

        ITEM 6:   (a)  Exhibits

                       (11) Computation of Earnings Per Share

                       (27) Financial Data Schedule

                  (b)  Form 8-K

                       There were no reports on Form 8-K filed for the three months ended March 30, 1996.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HEIN-WERNER CORPORATION
                                        ("Registrant")

                                        /s/ Mary L. Kielich
                                        Corporate Controller
                                        Assistant Treasurer
                                        (Principal Financial Officer)

            May 14, 1996
        ----------------------
                Date

                                Index of Exhibits



        Exhibit No.    Description
        -----------    -------------------------------------------------

             (11)      Computation of Earnings Per Share

             (27)      Financial Data Schedule