Form 10-Q
period 1996-06-29
HEIN WERNER CORP
filed 1996-08-13
CIK 46613

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    Form 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the Quarterly Period Ended:  June 29, 1996
                                           ---------------------
                                       or

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
                         Yes [X]     No [ ]

     Number of shares of $1 par value common stock issued and outstanding at August 12, 1996:

                         Issued         2,629,320
                         Treasury           2,957
                                        ---------
                         Outstanding    2,626,363
                                        =========

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Consolidated Balance Sheets - Unaudited
   ($000)
                                                    June 29,   December 31,
                                                        1996           1995
                                                   ---------   ------------
   ASSETS
   CURRENT ASSETS:
      Cash                                          $      0       $    396

      Customers' accounts receivable                  20,379         25,019
         Less allowance for losses                     1,545          1,742
                                                     -------        -------
                                                      18,834         23,277

      Inventories                                     17,161         17,271
      Prepaid expenses and other                         860            316
      Income tax benefit receivable                       16            265
                                                     -------        -------
         TOTAL CURRENT ASSETS                         36,871         41,525

   PROPERTY, PLANT AND EQUIPMENT, AT COST:
      Land                                                90             90
      Buildings                                        3,032          3,023
      Machinery and equipment                         13,769         13,404
                                                     -------        -------
                                                      16,891         16,517
      Less accumulated depreciation                   11,621         11,163
                                                     -------        -------
         NET PROPERTY, PLANT AND EQUIPMENT             5,270          5,354

   OTHER ASSETS:
      Patents, net of accumulated amortization
         of $526 for 1996 and $517 for 1995               23             32
      Excess cost over net assets of
         acquired companies, net of accumulated
         amortization of $825 for 1996 and
         $807 for 1995                                 1,457          1,475
      Receivables, net of allowances of
         $590 for 1996 and $727 for 1995                 682            927
      Other                                              330            344
                                                     -------        -------
         TOTAL OTHER ASSETS                            2,492          2,778
                                                     -------        -------
                                                    $ 44,633       $ 49,657
                                                    ========       ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
         Notes payable                              $  4,099       $  4,209
         Current installments of long-term debt        1,501          1,470
         Accounts payable                              3,487          9,231
         Accrued payroll and related expenses          2,598          2,857
         Accrued expenses related to a disposed
           business                                      121            182
         Accrued expenses, other                       3,118          2,800
                                                    --------       --------
           TOTAL CURRENT LIABILITIES                  14,924         20,749

   Long-term debt, excluding
      current installments                            11,192         10,902
   Liabilities related to a
      disposed business                                  407            491
   Other 1,192                                         1,370
                                                    --------       --------
           TOTAL LIABILITIES                          27,715         33,512

   STOCKHOLDERS' EQUITY:
      Common stock of $1 par value per share
         Authorized: 20,000,000 shares;
         Issued: 2,629,320 shares at June 29, 1996
         and 2,504,421 at December 31, 1995            2,629          2,504
      Capital in excess of par value                  11,995         11,558
      Retained earnings                                1,989          1,308
      Cumulative translation adjustments                 357            827
                                                    --------       --------
                                                      16,970         16,197
      Less cost of common shares in treasury -
         2,957 shares at June 29, 1996 and
         December 31, 1995                                52             52
                                                    --------       --------
           TOTAL STOCKHOLDERS' EQUITY                 16,918         16,145
                                                   ---------      ---------
                                                    $ 44,633       $ 49,657
                                                   =========      =========

      See accompanying notes to consolidated financial statements.

   Consolidated Statements of Operations
   ($000)  (except per share data) - Unaudited

                                     Three months ended    Six months ended
                                     -------------------  ------------------
                                     June 29,    July 1,  June 29,   July 1,
                                         1996       1995      1996      1995
                                     --------    -------   -------   -------
      Net sales                      $ 17,870   $ 17,555  $ 35,494  $ 36,067

      Cost of sales                    11,506     11,245    22,477    23,031
                                     --------    -------   -------   -------
      Gross profit                      6,364      6,310    13,017    13,036

      Selling, engineering and
      administrative expenses           5,384      5,504    10,857    11,307
                                     --------    -------   -------   -------
      Operating profit                    980        806     2,160     1,729

      Interest expense                    415        456       835       940
      Other (income) expense, net        (21)         40      (58)        38
                                     --------    -------   -------   -------
        Income before income taxes        586        310     1,383       751

      Income tax expense                  104         18       121        37
                                     --------    -------   -------   -------
        NET INCOME                   $    482   $    292  $  1,262  $    714
                                     ========   ========  ========  ========

      Primary earnings per share     $   0.18   $   0.11  $   0.48  $   0.27
                                     ========   ========  ========  ========
      Fully diluted earnings
        per share                    $   0.17   $   0.11  $   0.43  $   0.27
                                     ========   ========  ========  ========

      See accompanying notes to consolidated financial statements.

   Consolidated Statements of Cash Flows - Unaudited
   ($000)
                                                     Six months ended
                                                  ----------------------
                                                  June 29,        July 1,
                                                      1996           1995
                                                  --------       --------
   CASH FROM OPERATING ACTIVITIES:
   Net income                                     $  1,262       $    714
   Adjustments to net income for expenses
   (gains) not affecting cash:
      Depreciation and amortization                    799            635
      Bad debt expenses                                180             72
      Gain on disposal of property,
        plant and equipment                            (22)            (7)
   Increase (decrease) in cash due to changes in:

      Accounts receivable                            4,263         (1,174)
      Inventories                                      110           (834)
      Prepaid expenses and other assets                 18             17
      Accounts payable                              (5,744)           145
      Accrued expenses and other liabilities          (264)          (464)
                                                  --------       --------
      Cash provided by (used in) operating
         activities............................        602           (896)

   CASH USED IN INVESTING ACTIVITIES:
      Capital expenditures.....................       (739)          (558)

   CASH FROM FINANCING ACTIVITIES:
      Increase (decrease) in notes payable            (110)           535
      Proceeds from long-term debt                     321            100
      Repayments of long-term debt                      --           (448)
      Proceeds from the issuance of common
       shares                                           --             94
                                                  --------       --------
      Cash provided by (used in)
         financing activities...................       211            281

   Cumulative translation adjustments...........      (470)           797
                                                  --------       --------
   TOTAL CASH PROVIDED (USED)                         (396)          (376)

   CASH - BEGINNING OF THE PERIOD                      396            466
                                                  --------       --------
   CASH - END OF THE PERIOD                       $      0       $     90
                                                  ========       ========

        See accompanying notes to consolidated financial statements.

   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

   ACCOUNTING POLICIES:

   The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. All adjustments, other than adjustments to the accrual of expenses related to the discontinued business which is included as a current liability on the balance sheet, are normal and recurring.
   All items stated herein are subject to year-end audit.

   INVENTORY:
   =================================================================
   (Amounts in thousands)
                              6/29/96        12/31/95
   -----------------------------------------------------------------
   Raw Material               $ 5,546        $ 5,837
   Work-in-Process              1,081          1,125
   Finished Goods              10,534         10,309
   ------------------------------------------------------------------
                              $17,161        $17,271
   ==================================================================

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

   The maximum credit risk to the Company at June 29, 1996 was approximately $2,800,000.

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

   ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Net sales for the second quarter of 1996 were $17.9 million, up 1.8% over the same period in 1995. Sales originating in North America were up 8.0% from 1995 levels to $12.1 million for the quarter compared to $11.2 million in the same period a year earlier. European sales for the second quarter of 1996 were $5.8 million, a 7.9% decline from the $6.3 million recorded in the second quarter of 1995.

   Net sales for the six months ended June 29, 1996 were $35.5 million compared to $36.1 million for the 1995 period, a decrease of 1.6%. Net sales originating in North America rose 3.1% while European net sales declined 10.5%.

   Gross profit margins in North America were 30.5% for the second quarter of 1996 compared to 28.1% for the same period in 1995. Margins in Europe were 46.2% for the second quarter of 1996 compared to 49.8% for the same period in 1995. Consolidated gross profit margins were 35.6% for the second quarter of 1996 compared to 35.9% for the same period in 1995. The six month results showed an improvement in 1996 with 36.7% gross profit margins compared to 36.1% for the same period in 1995.

   Operating expenses as a percent of net sales decreased from 31.3% for the first six months of 1995 to 30.6% for the comparable period in 1996, and from 31.4% for the second quarter of 1995 to 30.1% for the second quarter of 1996. Actual expenses were lower in 1996 than in 1995, with the majority of the decrease in administrative and marketing expense due to cost controls.

   Interest expense declined 9.0% for the three months ended June 29, 1996 versus the comparable period in 1995 as a result of reduced interest rates.

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

                           PART II - OTHER INFORMATION

   ITEM 4:     Submission of Matters to a Vote of Security Holders

               The Company held its annual meeting of shareholders on April 25, 1996. The shareholders were asked to vote on the selection of one director and to ratify the selection of auditors. Mr. Friend was elected as director to serve until the annual meeting in 1999 and until his successor is duly elected and qualified pursuant to the following vote:
               2,377,850 votes cast FOR, -0- votes AGAINST, and 17,677 ABSTENTIONS. With respect to the selection of auditors, KPMG Peat Marwick LLP was ratified as the Company's auditors for the 1996 fiscal year pursuant to the following vote:
               2,374,582 FOR, 12,846 AGAINST, and 8,099 ABSTENTIONS.

   ITEM 6:     (a)  Exhibits

                    (4) Letter dated June 25, 1996 by Firstar Bank Milwaukee, N.A., as administrator of the Revolving Loan and Security Agreement dated October 13, 1993 by and between the Company and Firstar Bank Milwaukee, N.A. amending and extending the agreement through June 30, 1999.

                    (11) Computation of Earnings Per Share

                    (27) Financial Data Schedule

               (b)  Form 8-K

                    There were no reports on Form 8-K filed for the three months ended June 29, 1996.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEIN-WERNER CORPORATION
                                              ("Registrant")

                                           /s/Mary L. Kielich
                                           Corporate Controller
                                           Assistant Treasurer
                                           (Principal Financial Officer)

   August 13, 1996
   ---------------
       Date

                             Index of Exhibits

     Exhibit No.    Description
     -----------    ----------------------------------------------------

          (4) Letter dated June 25, 1996 by Firstar Bank Milwaukee, N.A., as administrator of the Revolving Loan and Security Agreement dated October 13, 1993 by and between the Company and Firstar Bank Milwaukee, N.A. amending and extending the agreement through June 30, 1999.

          (11)      Computation of Earnings Per Share

          (27)      Financial Data Schedule