Form 10-Q
period 1996-09-28
HEIN WERNER CORP
filed 1996-11-12
CIK 46613

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    Form 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the Quarterly Period Ended:  September 28, 1996
                                          ---------------------
                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to __________.

                          Commission File Number 1-2725

                             HEIN-WERNER CORPORATION
                 -----------------------------------------------
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

                                 (414) 542-6611
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [X]           No [ ]

   Number of shares of $1 par value common stock issued and outstanding at November 12, 1996:

                         Issued          2,629,320
                         Treasury            2,957
                                        ----------
                         Outstanding     2,626,363
                                        ==========

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Consolidated Balance Sheets - Unaudited
   ($000)
                                              September 28,   December 31,
                                                   1996          1995
                                              --------------  ------------
   ASSETS
   CURRENT ASSETS:
     Cash                                       $      0      $    396

     Customers' accounts receivable               18,050        25,019
        Less allowance for losses                  1,643         1,742
                                                ---------     ---------
                                                  16,407        23,277

     Inventories                                  17,522        17,271
     Prepaid expenses and other                      739           316
     Income tax benefit receivable                   108           265
                                                 --------     ---------
       TOTAL CURRENT ASSETS                       34,776        41,525

   PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Land                                             90            90
     Buildings                                     3,035         3,023
     Machinery and equipment                      13,855        13,404
                                                ---------     ---------
                                                  16,980        16,517
     Less accumulated depreciation                11,882        11,163
                                                ---------     ---------
       NET PROPERTY, PLANT AND EQUIPMENT           5,098         5,354

   OTHER ASSETS:
     Patents and trademarks, net of accumulated
     amortization of $547 for 1996 and $517
     for 1995                                        737            32
     Excess cost over net assets of
       acquired companies, net of accumulated
       amortization of $840 for 1996 and
       $807 for 1995                               1,442         1,475
     Receivables, net of allowances of
       $580 for 1996 and $727 for 1995               588           927
     Other                                           202           344
                                                ---------     ---------
       TOTAL OTHER ASSETS                          2,969         2,778
                                                ---------     ---------
                                                $ 42,843      $ 49,657
                                                =========     =========


   See accompanying notes to interim consolidated financial statements.

   Consolidated Balance Sheets - Unaudited
   ($000)

                                           September 28,   December 31,
                                                  1996        1995
                                          --------------  -------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable                              $  3,562      $  4,209
     Current installments of long-term debt        1,671         1,470
     Accounts payable                              3,119         9,231
     Accrued payroll and related expenses          2,670         2,857
     Accrued expenses related to a disposed
       business                                      143           182
     Accrued expenses, other                       3,079         2,800
                                                ---------     ---------
       TOTAL CURRENT LIABILITIES                  14,244        20,749

   Long-term debt, excluding
     current installments                         10,011        10,902
   Liabilities related to a
     disposed business                               319           491
   Other                                           1,122         1,370
                                                ---------     ---------
       TOTAL LIABILITIES                          25,696        33,512

   STOCKHOLDERS' EQUITY:
     Common stock of $1 par value per share
       Authorized: 20,000,000 shares;
       Issued: 2,629,320 shares at September
       28, 1996 and 2,504,421 at December
       31, 1995                                    2,629         2,504
     Capital in excess of par value               11,995        11,558
     Retained earnings                             2,190         1,308
     Cumulative translation adjustments              385           827
                                                ---------     ---------
                                                  17,199        16,197
     Less cost of common shares in treasury -
       2,957 shares at September 28, 1996 and
       December 31, 1995                              52            52
                                                ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY                  17,147        16,145
                                                ---------     ---------
                                                $ 42,843      $ 49,657
                                                =========     =========

   See accompanying notes to interim consolidated financial statements.

   Consolidated Statements of Operations
   ($000)  (except per share data) - Unaudited


                             Three months ended         Nine months ended
                          -----------------------     -----------------------
                           Sept. 28,     Sept. 30,     Sept. 28,    Sept. 30,
                             1996          1995          1996         1995
                          ---------     ---------     ---------     ---------
   Net sales              $ 14,998      $ 16,377      $ 50,492      $ 52,444

   Cost of sales             9,427        10,550        31,904        33,581
                          ---------     ---------     ---------     ---------
   Gross profit              5,571         5,827        18,588        18,863

   Selling, engineering
     and administrative
     expenses                5,042         5,768        15,899        17,075
                          ---------     ---------     ---------     ---------
   Operating profit            529            59         2,689         1,788

   Interest expense            388           443         1,223         1,383
   Other (income)
    expense, net               (34)           77           (92)          115
                          ---------     ----------    ---------     ---------
   Income before income
     taxes                     175          (461)        1,558           290

   Income tax expense          (27)          (79)           94           (42)
                          ---------     ----------    ---------     ---------
      NET INCOME          $    202      $   (382)     $  1,464      $    332
                          =========     =========     =========     =========
   Primary earnings
     per share            $   0.08      $  (0.14)     $   0.55      $   0.13
                          =========     =========     =========     =========
   Fully diluted
    earnings per share    $   0.08      $  (0.14)     $   0.54      $   0.13
                          =========     =========     =========     =========

   See accompanying notes to interim consolidated financial statements.

   Consolidated Statements of Cash Flows - Unaudited
   ($000)

                                                       Nine months ended
                                                   -----------------------
                                                     Sept. 28,     Sept. 30,
                                                        1996          1995
                                                     ---------     ---------
   CASH FROM OPERATING ACTIVITIES:
   Net income                                        $  1,464      $   332
   Adjustments to net income for expenses
     (gains) not affecting cash:
       Depreciation and amortization                      912          983
       Bad debt expenses                                  292          340
       Gain on disposal of property,
         plant and equipment                              (22)          (4)
   Increase (decrease) in cash due to changes in:

       Accounts receivable                              6,578          101
       Inventories                                       (251)      (1,817)
       Prepaid expenses and other assets                  263          470
       Accounts payable                                (6,112)         (70)
       Accrued expenses and other liabilities            (395)        (119)
                                                     ---------     --------
       Cash provided by operating activities            2,729          216

   CASH USED IN INVESTING ACTIVITIES:
     Capital expenditures                                (634)        (774)
     Patents and Trademarks                              (720)          --
                                                     ---------     --------
     Cash used in investing activities                 (1,354)        (774)

   CASH FROM FINANCING ACTIVITIES:
     Increase (decrease) in notes payable                (647)         600
     Proceeds from long-term debt                         720          262
     Repayments of long-term debt                      (1,410)        (994)
     Proceeds from the issuance of common shares           --           94
                                                     ---------     --------
     Cash provided by (used in)
          financing activities                         (1,337)         (38)

   Cumulative translation adjustments                    (434)         541
                                                     ---------     --------
   TOTAL CASH PROVIDED (USED)                            (396)         (55)

   CASH - BEGINNING OF THE PERIOD                         396          466
                                                     ---------     --------
   CASH - END OF THE PERIOD                          $      0      $   411
                                                     =========     ========

   See accompanying notes to interim consolidated financial statements.

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

   INVENTORY:
   =================================================================
   (Amounts in thousands)
                                        9/28/96       12/31/95
   -----------------------------------------------------------------
   Raw Material                      $    5,440      $   5,837
   Work-in-Process                          886          1,125
   Finished Goods                        11,196         10,309
   -----------------------------------------------------------------
                                     $   17,522      $  17,271
   =================================================================

   LONG-TERM DEBT:

   In accordance with the terms of the Company's 8.0% convertible subordinated notes, a $1,125,000 repayment was made as of September 1, 1996. Concurrent with this repayment, and also in accordance with the terms of the notes, the Company issued the holders of the notes an option to purchase 179,140 shares of the Company's common stock from the Company at a purchase price of $6.28 per share. This option expires on September 1, 1999.

   MATERIAL CONTINGENCIES:

   A)   Financial Instruments with Off-Balance-Sheet Risk.

   To meet the financing needs of consumers of its collision repair and engine rebuilding products, the Company is, in the normal course of business, a party to financial instruments with off-balance-sheet risk. The instruments are guarantees of notes payable to financing institutions arranged by the Company. The Company performs credit reviews on all such guarantees. These guarantees extend for periods of up to six years and expire in decreasing amounts through 2000. The amount guaranteed to each institution is contractually limited to a portion of the amount financed in a given year. The notes are collateralized by the equipment financed. Proceeds from the resale of recovered equipment have generally been 80% to 90% of repurchased notes. The maximum credit risk to the Company at September 28, 1996 was approximately $2,800,000.

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

   ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Net sales for the third quarter of 1996 were $15.0 million, compared with $16.4 million for the same period in 1995. Sales originating in North America were $9.8 million for the third quarter of 1996 compared to $10.8 million in the same period a year earlier. European sales for the third quarter of 1996 were $5.2 million versus the $5.6 million recorded in the third quarter of 1995.

   Net sales for the nine months ended September 28, 1996 were $50.5 million compared to $52.4 million for the 1995 period. Net sales originating in North America declined 0.7% while European net sales declined 9.6%.

   Gross profit margins in North America were 33.0% for the third quarter of 1996 compared to 27.6% for the same period in 1995. Margins in Europe were 45.0% for the third quarter of 1996 compared to 50.8% for the same period in 1995. Consolidated gross profit margins improved to 37.1% for the third quarter of 1996 compared with 35.6% for the same period in 1995. The nine month results also showed an improvement in 1996 with 36.8% gross profit margins compared to 36.0% for the same period in 1995.

   Operating expenses as a percent of net sales decreased from 35.2% for the first nine months of 1995 to 33.6% for the comparable period in 1996, and from 32.6% for the third quarter of 1995 to 31.5% for the third quarter of 1996. Actual expenses were lower in 1996 than in 1995, with the majority of the decrease in administrative and marketing expense due to cost controls.

   Interest expense declined 12.4% for the three months ended September 28, 1996 versus the comparable period in 1995 as a result of reduced interest rates.

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

                           PART II - OTHER INFORMATION

   ITEM 6:     (a)  Exhibits

                    (11) Computation of Earnings Per Share

                    (27) Financial Data Schedule

               (b)  Form 8-K

                    There were no reports on Form 8-K filed for the three months ended September 28, 1996.

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

                              HEIN-WERNER CORPORATION
                                  ("Registrant")


                              /s/Mary L. Kielich
                              Corporate Controller
                              Assistant Treasurer
                              (Principal Financial Officer)

   November 12, 1996
        Date

                                Index of Exhibits

   Exhibit No.      Description
   -----------      -------------------------------------------

          (11)      Computation of Earnings Per Share

          (27)      Financial Data Schedule