Form 10-K405
period 1996-12-31
HEIN WERNER CORP
filed 1997-03-25
CIK 46613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ X ]

   Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1997: $18,288,240

   The number of shares outstanding of each registrant's classes of common stock as of March 6, 1997: Common Stock, $1 par value -- 2,760,489 shares

   DOCUMENTS INCORPORATED BY REFERENCE:

        Definitive Proxy Statement dated March 13, 1997 relating to the annual meeting of shareholders to be held on April 24, 1997 (Part III of Form 10-K).

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

                           COLLISION REPAIR EQUIPMENT

             The Company serves the collision repair equipment market worldwide, with operations centered in North America and in Europe. This business segment represents approximately 60.8%, 56.7% and 54.6% of the Company's net sales for 1996, 1995 and 1994, respectively.

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

             The Company serves the rest of the international market through wholly-owned subsidiaries in Europe. European operating units accounted for approximately 56% of the Company's 1996 collision repair sales. International operations are headquartered in Geneva, Switzerland. The Company maintains manufacturing and sales facilities in the United Kingdom and Italy; distribution and training facilities in France; and sales offices in France, Germany and Switzerland.

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

                           ENGINE REBUILDING EQUIPMENT

             Engine rebuilding equipment is used by jobber machine shops where professional and home mechanics bring engine parts to be rebuilt, and by production engine rebuilders. This industry segment represented approximately 9.9%, 15.0% and 17.0% of the Company's net sales in 1996, 1995 and 1994, respectively. Growth in this market is influenced by the size and age of the vehicle population and overall economic growth. Sales generally lag new car sales by approximately three to five years.

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

                             FLUID POWER COMPONENTS

             The Company serves the fluid power component market through its Great Bend Industries Division. The fluid power market represents approximately 29.3%, 28.3% and 28.4% of the Company's net sales for 1996, 1995 and 1994, respectively. The Company specializes in the production of single acting, double acting and telescopic hydraulic cylinders and related hydraulic components for the Original Equipment Manufacturer (OEM) market. These products are incorporated into equipment used in road repair, construction, transportation, solid waste disposal, utility vehicles and oil rigs. The demand for the Company's fluid power components is determined by the demand for the capital goods produced by the OEM manufacturers it serves. The Company's fluid power components are sold through manufacturers' representatives, with some in-house accounts.

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

             CUSTOMERS. The Fluid Power segment has two customers whose aggregate business represents approximately 14% of the segment's revenues. The other segments and the overall business of the Company are not dependent upon a single customer or on a few customers, the loss of which would have a material adverse effect on any such segment or on the Company taken as a whole.

             BACKLOG. The estimated amount of backlog at December 31, 1996 was approximately $8.4 million; the comparable figure for December 31, 1995 was approximately $18.3 million. 28.9%, 2.5% and 68.7% of the 1996 year end backlog is attributable to the collision repair, engine rebuilding and fluid power segments, respectively. The Company anticipates that all orders on hand as of December 31, 1996 will be filled during 1997. Most collision repair segment orders are filled within three months.

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

             RESEARCH AND DEVELOPMENT. The Company has 26 engineering employees who devote all or a portion of their time to the development and improvement of its products, and many of the features of the Company's products are the result of its own development work. The Company spent approximately $1.6 million, $1.7 million and $1.5 million in the years ended December 31, 1996, 1995 and 1994, respectively, on engineering and research activities for continuing operations relating to product development and improvement, all of which were Company sponsored.

             IMPACT OF ENVIRONMENTAL LEGISLATION. The Company did not during 1996, nor does it expect to during 1997, experience any material capital expenditures as a result of federal, state or local environmental legislation.

             FOREIGN AND EXPORT SALES. Information concerning foreign and export sales is part of the Notes to Consolidated Financial Statements, segment information which can be found in FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Item 8 of this report.

             EMPLOYEES. The Company had about 507 and 592 employees at the end of 1996 and 1995, respectively. Approximately 72% and 75% of the production employees in 1996 and 1995, respectively, were represented by labor unions. The Company's labor agreements with labor unions were renewed in 1995 and extend to April, 1998 at its Winona, Minnesota location and June, 1998 at its Great Bend, Kansas plant. The Company considers its employee relations to be satisfactory.

             MISCELLANEOUS. On September 29, 1989, the Company consummated a private placement of its $8,500,000 8% Convertible Subordinated Notes due September 1, 1999 (the "Notes"). The Note Agreement, dated as of September 1, 1989 ("Note Agreement"), was amended by the parties thereto effective November 12, 1990, April 26, 1991, February 3, 1992, December 18, 1992 and February 21, 1994. The amendments, among other things, revised certain financial covenants, reduced the conversion price per share, provided for the repurchase of the Notes held by one noteholder and provided noteholders with options to purchase shares of the Company's Common Stock in the event of prepayments of the Notes. On January 16, 1991, the Company repurchased $4,000,000 principal amount of Notes from one noteholder. The remaining $4,500,000 is payable in four equal installments of $1,125,000 due on September 1 for the years 1996 through 1999. The first installment of $1,125,000 was paid when due in 1996.

             On January 24, 1997, the Company paid a 5% stock dividend to shareholders of record on January 3, 1997.

   ITEM 2.   PROPERTIES

             The following table sets forth certain information with respect to the principal manufacturing facilities (20,000 square feet or more) which the Company uses in its operations:

                                    Owned        Expiration       Square
              Location            or Leased    Date of Lease      Footage

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

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company did not submit any matters to a vote of its security holders during the fourth quarter of 1996.

                        EXECUTIVE OFFICERS OF REGISTRANT

             Set forth below is certain information concerning the executive officers of the Registrant as of March 6, 1997:


    Name, Age and Position        Business Experience During Past 5 Years

    Joseph L. Dindorf, 56         President and Chief Executive Officer,
    President and Chief           Hein-Werner Corporation (elected in
    Executive Officer             1976).

    Reinald D. Liegel, 54         Senior Vice President-Technology, Hein-
    Senior Vice President-        Werner Corporation (elected June, 1988).
    Technology

    Jean-Paul Barthelme, 59       Vice President, and President of European
    Vice President, and           Operations, Hein-Werner Corporation
    President-European            (elected September, 1988).
    Operations

    Michael J. Koons, 57          Vice President-Industrial Relations and
    Vice President-Industrial     Personnel, Hein-Werner Corporation
    Relations and Personnel       (elected in 1979).

    James R. Queenan, 54          Elected June, 1990; prior thereto, self-
    Vice President, and           employed as a marketing consultant and
    President-Collision           prior to January, 1988, President of the
    Equipment Group               Kansas Jack Division.

    Maurice J. McSweeney, 58      Elected March, 1983; partner, Foley &
    Secretary                     Lardner, attorneys, Milwaukee, Wisconsin.

             The officers of Registrant are elected annually by the Board of Directors following the Annual Meeting of Shareholders and each officer holds office until his successor has been duly elected and qualified or until his prior death, resignation or removal. The next Annual Meeting of Shareholders is currently scheduled for April 24, 1997.


                                     PART II

   ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
             RELATED SECURITY HOLDER MATTERS

             The Company's Common Stock is listed on the American Stock Exchange under the symbol "HNW." The following table sets forth the range of high and low closing sales prices per share as reported on the American Stock Exchange for the Company's Common Stock and the cash dividends declared per share of Common Stock thereon during the periods indicated. The Company paid a 5% stock dividend on (i) January 26, 1996 to shareholders of record on January 5, 1996 and (ii) January 24, 1997 to shareholders of record on January 3, 1997.

                                      Closing sale price          Cash
                                                               dividends
                                        High        Low         declared
    1995
         4th quarter  . . . . . .        $5.250     $4.375         --
         3rd quarter  . . . . . .         5.875      4.250         --
         2nd quarter  . . . . . .         5.875      4.750         --
         1st quarter  . . . . . .         5.375      4.500         --

    1996
         4th quarter  . . . . . .        $7.250     $6.250         --
         3rd quarter  . . . . . .         8.000      5.750         --
         2nd quarter  . . . . . .         8.750      5.813         --
         1st quarter  . . . . . .         6.375      4.250         --



   As of March 6, 1997, the closing sales price of the Company's Common Stock, as reported on the American Stock Exchange was $6.625 per share.
   As of that date there were 621 holders of record of the Company's Common Stock. Holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor.

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

   ITEM 6.   SELECTED FINANCIAL DATA

   (Dollars in thousands, except per share data)

                                        1996         1995         1994         1993          1992

    Net sales . . . . . . . . . . .     $68,492    $73,693      $67,100     $60,328        $60,258
    Income (loss) from
      continuing operations . . . .       2,176      1,013          827      (1,580)        (1,880)
    Income (loss) from
      continuing operations
      per common share - primary  .     $  0.78    $  0.37      $  0.30     $ (0.58)       $ (0.69)
    Income (loss) from
      continuing operations
      per common share -
      fully diluted . . . . . . . .     $  0.72    $    --(1)   $    --(1)  $    --(1)     $    --(1)
    Total assets  . . . . . . . . .      45,598     49,657       46,101      45,345         47,321
    Long-term obligations . . . . .      10,161     10,902       13,256      14,071         12,873
    Cash dividends declared
      per common share  . . . . . .     $  0.00    $  0.00      $  0.00     $  0.00        $  0.00

   Per share data has been restated to give effect to stock dividends paid through January 24, 1997.

   (1) Fully diluted income from continuing operations per common share was anti-dilutive for this period.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion includes forward-looking statements that reflect management's current assumptions and estimates concerning the Company's performance and financial results. Each forward-looking statement contained herein is either preceded by the phrase "management expects" or is contained in a paragraph beginning with the phrase "management expects." A variety of factors could cause the Company's actual results to differ materially from the anticipated results. These factors include, but are not limited to, increased competition; unfavorable fluctuation of currency exchange rates; rising interest rates; instability of foreign governments; and the escalation of raw material prices, primarily steel.

   Results of Operations

   NET SALES

        Consolidated net sales for 1996 decreased 7.1% from 1995 following an increase of 9.8% between 1995 and 1994.

    (Amounts in thousands)      1996           1995           1994

    North America              $45,306        $47,651       $44,657

    Europe                      23,186         26,042        22,443
                                ------         ------        ------
    Total net sales            $68,492        $73,693       $67,100
                                ======         ======        ======


        The Company's North American operations posted a 4.9% decrease in net sales in 1996 over 1995, following an increase between 1994 and 1995 of 6.7%. This decrease reflects weak business conditions in the U.S. engine rebuilding market.

        International operations based in Europe experienced an 11.0% decline in sales following a 16.0% increase between 1995 and 1994. This decrease is a result of a softening of economic conditions in both the French and German markets.

        Management expects sales levels to improve in 1997. One reason is the acquisition of distribution and trademark rights to Blackhawk collision repair equipment for Central and South America and select Asian markets. This will spread our risk of a disruption in any one country's market and allow us to sell to areas that were not directly represented. Another factor is the development of private labeling of product and contract machining at our Engine Rebuilding business. This is expected to smooth the revenue stream in this segment.

   Net Sales by Segment*
                              1996           1995           1994

    Collision Repair          60.8%          56.7%         54.6%

    Engine Rebuilding          9.9           15.0          17.0

    Fluid Power               29.3           28.3          28.4
                             ------         ------         ------
    Total net sales          100.0%         100.0%        100.0%
                             ======         ======        =======

   * Refer to the Segment Information in the Notes to Consolidated Financial Statements for more information.

        Net sales for the Collision Repair segment remained steady between 1996 and 1995 maintaining the 14.2% increase over 1994. Increased sales of Shark/R/ and the introduction of the Workstation 2001/TM/ in the Americas offset declines in the French and German markets.

        The Engine Rebuilding segment experienced a decline in sales of 38.6% between 1996 and 1995. This follows a decline in 1995 sales of 3.9% from 1994. Contract machining sales were down from the prior year; however, sales picked up in the last quarter of 1996. Management expects sales in this area to increase in 1997 due to several new customers and new products being added to the mix. Export sales were also down from the prior year reflecting the continued softness in the Mexican market. Management expects exports to revive as business with the Pacific Rim increases. Private labeling, as mentioned above, should also contribute to increased sales in 1997.

        The 1996 Fluid Power segment net sales were 4.0% below the record pace set in 1995 but were over 1994 levels by 5.3%. Sales moderated in the fourth quarter as customers extended delivery dates. Early indications for 1997 reflect a good order rate and management expects another solid performance.

   COSTS AND PROFIT MARGINS

        Gross profit as a percent of sales increased 3.6% between 1996 and 1995. Gross profits in dollars declined by 3.7% from $26.8 million in 1995 to $25.8 million in 1996 mainly due to the reduced sales volume. The 1995 gross profit as a percent of sales remained steady from 1994 although stated in dollars it rose 10.4% from $24.3 million in 1994. The increase in gross margin dollars between 1994 and 1995 was volume related.

   Gross Profit as a % of Net Sales

                               1996           1995           1994

    Collision Repair           47.6%          48.1%         47.3%
    Engine Rebuilding          23.6           24.2          26.3
    Fluid Power                21.9           19.5          21.2
                             ------         ------        ------
    Consolidated               37.7%          36.4%         36.2%
                             ======         ======        ======

        The leveling off of gross margins in the Collision Repair segment is the result of the mix of business between the Americas and the International divisions. Gross margins in the Americas were up 14.0% over 1995 levels due to several factors. First, the division was able to maintain its fixed costs while increasing production levels to meet increased demand, thereby utilizing productive capacity more efficiently. Second, sales of more technologically-advanced equipment continued to command higher margins. In addition, the sale of this advanced equipment is directly to the end user, resulting in higher margins for the Company. This benefit is partially offset by commissions paid to distributors. Third, the division was able to continue to benefit from our value engineering program. This program involves re-engineering products to reduce their material cost content and to better utilize raw material in the production process.

        The gains made in the Americas were offset, however, by lower margins in the International division. Margins in certain countries were lower due to overall economic conditions fostering pricing pressures and unfavorable exchange rates.

        The Engine Rebuilding segment's decline in gross margin is due to continued competitiveness in the domestic market with the Company not being able to pass on increases in material and labor costs for the past several years.

        The gross profit margin for the Fluid Power segment is up 12.3% over 1995 levels. This is mainly the result of increased control over shop expenses and favorable purchase prices due to obtaining alternative sources of supply and quantity discounts.

   OPERATING EXPENSES AND PROFIT
    (Amounts in thousands)       1996           1995           1994

    Operating expenses          $21,891        $23,918       $22,414
                                 ------         ------        ------
    Operating profit            $ 3,929        $ 2,908       $ 1,889
                                 ======         ======        ======


        Operating expenses decreased 8.5% from 1995 and even came in below 1994 levels. This reduction reflects continued emphasis on cost controls. In addition to general cost controls, insurance premiums were reduced due to favorable workers' compensation experience in recent years, a favorable settlement of a patent infringement lawsuit that allowed us to recover fees incurred in prior years, and the restructuring of our German sales office which reduced both marketing and administrative expenses. The Engine Rebuilding segment also reduced operating expenses to reflect the overall reduction in business levels.

        Operating profit rose 35.1% to $3.9 million in 1996 from $2.9 million in 1995. The cost containment programs implemented when the weakening in certain markets was anticipated helped to offset lower volume levels and flat margin performance in those areas.

   Operating Expenses as a % of Net Sales

                                1996           1995           1994

    Collision Repair            42.9%          46.0%         39.0%
    Engine Rebuilding           33.2           26.2          22.6
    Fluid Power                  8.8            8.6           9.6
                               -----          -----         -----
    Consolidated                32.0%          32.5%         33.4%
                               =====          =====         =====

        Operating expenses as a percent of net sales for the Collision Repair segment decreased 6.7% in 1996 due to the restructuring of the German sales office and continued emphasis on cost control. The Engine Rebuilding segment reduced operating expenses to a minimum level during the year in reaction to the reduced sales volume.

        The dollar value of operating expenses was down slightly at the Fluid Power segment, but was up 2.3% as a percent of sales due to the reduction in volume.

   NONOPERATING INCOME AND EXPENSE

        Interest expense is the largest component of nonoperating expense.
   It is interest paid to banks, leasing companies and other lenders for borrowed money or for capitalized leases. The overall borrowing level was reduced during 1996. This reduction, combined with a negotiated reduction in interest rates during the last half of the year, provided for a 20.3% reduction in our interest expense between 1996 and 1995. The overall borrowing level in 1995 and 1994 remained constant, but higher interest rates caused the expense to increase during that time.

    (Amounts in thousands)             1996           1995          1994

    Interest expense                 $(1,465)      $(1,838)     $(1,690)
    Loss on foreign exchange            (207)         (135)         (28)
    Miscellaneous, net                    43            42          339
                                      ------        ------       ------
    Total nonoperating expense,
         net                         $(1,629)      $(1,931)     $(1,379)
                                      ======        ======       ======


        The foreign exchange gains and losses are primarily attributable to European operations where a considerable amount of buying and selling is done in nonlocal currencies. Receivables and payables denominated in nonlocal currencies give rise to foreign exchange gains and losses on a regular basis. Normally, foreign exchange risk in this category is managed by a review of the balance of receivables and payables and, where warranted, the purchase of foreign exchange contracts to hedge risk.

   INCOME TAX EXPENSE

        Income tax expense in 1996 is primarily from European operations, as North American operations made substantial use of net operating loss carryforwards. The income tax benefit recorded in 1995 and 1994 was the result of recoverable income taxes from net operating loss carrybacks and the favorable resolution of audits of prior year tax returns.

   Financial Condition

   LIQUIDITY

        Net income adjusted for noncash items for 1996 and 1995 increased 15.1% and 13.7%, respectively, over previous years' levels.

    (Amounts in thousands)         1996           1995           1994

    Net income (loss)            $ 2,176       $ 1,013        $   827

    Adjustments for noncash
      items                        1,523         2,202          2,001
                                  ------        ------         ------
                                   3,699         3,215          2,828
    Changes in cash from
      certain assets and
      liabilities                   (724)       (2,676)        (1,689)
                                  ------        ------         ------
    Cash provided by
      operating activities       $ 2,975       $   539        $ 1,139
                                  ======        ======         ======


        Management expects that cash provided by operating activities will continue to supply the Company with sufficient cash to satisfy debt service requirements and investments in capital assets.

        In 1996, the Company was able to hold inventory levels while increasing accounts receivable collections. This additional cash flow allowed a significant reduction in accounts payable and notes payable.
   The Company repaid $1.25 million of subordinated debt on schedule during the last half of the year while reducing overall debt levels by 2.8%. Working capital remains strong, being up slightly over 1995 and comparable to the 1994 level.

    (Amounts in thousands)       1996            1995            1994

    Current assets              $37,090         $41,525          $37,353
    Current liabilities          16,197          20,749           16,491
                                 ------          ------           ------
    Working capital             $20,893         $20,776          $20,862
                                 ======          ======           ======

    Current ratio              2.3 to 1        2.0 to 1         2.3 to 1
                               ========        ========         ========


        Credit arrangements in Europe are short-term in nature and designed to satisfy seasonal fluctuations in liquidity requirements. Those arrangements are renewed annually and management expects they will be sufficient to support the needs of the Company's European operations.

   FINANCING ACTIVITIES

        The Company extended its current credit agreement with domestic banks during the year. Actual amounts available under the $12 million credit line are dependent upon the balances of the underlying collateral. At December 31, 1996, $8.4 million of the line of credit was available and $6.4 million was utilized. Management expects that this line of credit, along with cash provided by operating activities, will be adequate to satisfy the cash needs of the Company.


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

                       /s/ Mary L. Kielich      /s/ Joseph L. Dindorf

                       Mary L. Kielich          Joseph L. Dindorf
                       Corporate Controller          President and Chief
   Executive Officer

   Waukesha, Wisconsin
   February 14, 1997

                          INDEPENDENT AUDITORS' REPORT

   The Board of Directors and Stockholders of Hein-Werner Corporation:

        We have audited the accompanying consolidated balance sheets of Hein-Werner Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hein-Werner Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                      /s/ KPMG Peat Marwick LLP

                                      KPMG Peat Marwick LLP

   Milwaukee, Wisconsin
   February 14, 1997

                      CONSOLIDATED STATEMENTS OF OPERATIONS


   Years Ended December 31:
   (Amounts in thousands, except per
     share amounts)                       1996         1995         1994

   Net sales                            $68,492      $73,693       $67,100
   Cost of sales                         42,672       46,867        42,797
                                         ------       ------       -------
   Gross profit                          25,820       26,826        24,303

   Selling, engineering and
     administrative expenses             21,471       22,948        21,711
   Bad debt expense                         420          970           703
                                         ------       ------        ------
                                         21,891       23,918        22,414
                                         ------       ------        ------
   Operating profit                       3,929        2,908         1,889

   Nonoperating income (expense):
     Interest expense                    (1,465)      (1,838)       (1,690)
     Other                                 (164)         (93)          311
                                         ------       ------        ------
                                         (1,629)      (1,931)       (1,379)
                                         ------       ------        ------
   Income before income tax               2,300          977           510

   Income tax expense (benefit)             124          (36)         (317)
                                         ------       ------        ------
   Net income                           $ 2,176      $ 1,013       $   827
                                         ======       ======        ======
   Earnings per share-primary           $  0.78      $  0.37       $  0.30
                                         ======       ======        ======
   Earnings per share-fully diluted     $  0.72      $   ---       $   ---
                                         ======       ======        ======


   See accompanying notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
   As of December 31:
   (Amounts in thousands, except share amounts)
   Assets                                            1996         1995
   Current Assets:

     Cash                                         $    ---      $   396
     Accounts receivable, net                       18,794       23,277
     Inventories                                    17,415       17,271
     Prepaid expenses and other                        881          581
                                                   -------      -------
     Total current assets                           37,090       41,525
                                                   -------      -------
   Property, plant and equipment, net                5,451        5,354
   Other assets                                      3,057        2,778
                                                   -------      -------
                                                   $45,598      $49,657
                                                   =======      =======
   Liabilities and Stockholders' Equity
   Current Liabilities:
     Notes payable                                 $ 3,281      $ 4,209
     Current installments of long-term debt          1,856        1,470
     Accounts payable                                4,873        9,231

     Other current liabilities                       6,187        5,839
                                                   -------      -------
     Total current liabilities                      16,197       20,749
                                                   -------      -------
   Long-term debt, excluding current
     installments                                   10,161       10,902
   Other long-term liabilities                       1,304        1,861
                                                   -------      -------
   Commitments and contingencies
     Total liabilities                              27,662       33,512
                                                   -------      -------
   Stockholders' Equity:
     Common stock of $1 par value per share
      Authorized: 20,000,000 shares; Issued:
      2,629,320 and 2,504,421 shares at December
      31, 1996 and 1995, respectively                2,629        2,504
     Capital in excess of par value                 11,995       11,558
     Retained earnings                               2,921        1,308

     Cumulative translation adjustments                443          827
                                                   -------      -------
                                                    17,988       16,197
   Less cost of common shares in treasury -
     3,104 and 2,957 shares at December 31, 1996
     and 1995, respectively                             52           52
                                                   -------      -------
     Total stockholders' equity                     17,936       16,145
                                                   -------      -------
                                                   $45,598      $49,657
                                                   =======      =======

   See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   Years Ended December 31:
   (Amounts in thousands)
   Cash From Operating Activities:           1996       1995        1994

   Net income                              $ 2,176     $ 1,013     $   827

   Adjustments to reconcile net income
     to cash provided by operating
     activities:
     Adjustments to net income for items
      not using or providing cash:
      Depreciation and amortization          1,103       1,234       1,301
      Bad debt expense                         420         970         703
      Gain on sale of property, plant
        and equipment                          ---          (2)         (3)

   Increase (decrease) in cash due to
     changes in:
      Accounts receivable                    4,063      (4,372)     (1,621)
      Inventories                             (144)     (1,117)     (1,530)
      Prepaid expenses and other assets        (75)        806       1,259
      Accounts payable                      (4,358)      1,929        (320)
      Other liabilities                       (210)         78         523
                                           -------     -------      ------
     Cash provided by operating
      activities                             2,975         539       1,139
                                           -------     -------      ------
   Cash From Investing Activities:
   Capital expenditures                     (1,139)     (1,174)       (737)
   Proceeds from sale of property, plant
     and equipment                              14          28          13
                                           -------     -------     -------
     Cash used in investing activities      (1,125)     (1,146)       (724)
                                           -------     -------     -------
   Cash From Financing Activities:
   Increase (decrease) in notes payable       (928)      1,020         235
   Proceeds from long-term debt                551         163       1,461
   Deferred debt issuance costs                ---         ---         (15)
   Repayment of long-term debt              (1,485)     (1,363)     (2,749)
                                           -------     -------     -------

     Cash used in financing activities      (1,862)       (180)     (1,068)
                                           -------     -------     -------
   Cumulative translation adjustments         (384)        717         780
   Total cash provided (used)                 (396)        (70)        127
   Cash - beginning of year                    396         466         339
                                           -------     -------     -------
   Cash - end of year                     $    ---     $   396     $   466
                                           =======     =======     =======

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

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

   (F)  INTANGIBLES

        Patents and trademarks are amortized over their estimated useful lives but not exceeding seventeen years. The excess cost over net assets of acquired companies is amortized on the straight-line basis over a forty-year period. Deferred debt issuance costs are amortized over the term of the underlying debt agreements. The Company periodically evaluates the carrying value and remaining amortization periods of intangible assets for impairment.

   (G)  LONG-LIVED ASSETS

        The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles including goodwill be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

   (H)  NONCURRENT RECEIVABLES

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

   (I)  REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

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

   (J)  INCOME TAXES

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

   (K)  TRANSLATION OF FOREIGN FINANCIAL STATEMENTS

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

   (L)  RESEARCH AND DEVELOPMENT EXPENSES

        The Company incurred research and development costs of approximately $1,643,000 in 1996, $1,719,000 in 1995, and $1,475,000 in 1994. Research
   and development costs are expensed as incurred.

   (M)  EARNINGS PER SHARE

        Earnings per share data and weighted average shares outstanding have been restated for all years presented to give effect to the 5% stock dividend paid January 24, 1997 and all previous stock dividends.

        Primary earnings per share is based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options (less the number of treasury shares assumed to be purchased from the proceeds). Fully diluted earnings per share is additionally based on the assumed conversion of the 8% convertible subordinated notes issued September 29, 1989.

        As adjusted for stock dividends, the number of shares used in calculating primary earnings per share was 2,804,000 in 1996, 2,751,000 in 1995, and 2,737,000 in 1994. The number of shares used in calculating fully diluted earnings per share was 3,495,000 in 1996. Fully diluted earnings per share in all prior years was anti-dilutive.

   (N)  STOCK OPTION PLAN

        Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure when required by SFAS No. 123.

   (O)  RECLASSIFICATIONS

        Certain amounts in 1995 and 1994 have been reclassified to conform to the 1996 presentation.

   (P)  PENDING ACCOUNTING CHANGES

        In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

    Accounts Receivable

    (Amounts in thousands)            1996            1995

    Accounts receivable               $20,445        $25,019
    Allowance for losses                1,651          1,742
                                      -------        -------
                                      $18,794        $23,277
                                      =======        =======

    Inventories
    (Amounts in thousands)            1996            1995

    Raw material                      $ 5,574        $ 5,837
    Work-in-process                     1,172          1,125
    Finished goods                     10,669         10,309
                                      -------        -------
                                      $17,415        $17,271
                                      =======        =======

    Property, Plant and Equipment, Net
    (Amounts in thousands)             1996           1995

    Land                             $     90      $     90

    Buildings                           3,125         3,023
    Machinery and equipment            14,361        13,404
                                      -------       -------
                                       17,576        16,517
    Less accumulated depreciation      12,125        11,163
                                      -------       -------
                                      $ 5,451       $ 5,354
                                      =======       =======

    Other Assets
    (Amounts in thousands)             1996           1995

    Patents and trademarks             $1,359        $  563
    Goodwill                            2,282         2,282
                                      -------       -------
                                        3,641         2,845
    Accumulated amortization            1,467         1,338
                                      -------       -------
    Net intangibles                     2,174         1,507
    Noncurrent notes receivable         1,159         1,654
    Less allowance for
     uncollectible notes                  500           727
                                      -------       -------
    Net receivables                       659           927
    Other                                 224           344
                                      -------       -------
                                       $3,057        $2,778
                                      =======       =======


        The fair value of noncurrent notes receivable is estimated using discounted cash flows on expected payments to be received based on the terms of the notes and current interest rates. The fair value of the noncurrent notes receivable is estimated to be approximately $532,000 and $595,000 at December 31, 1996 and 1995, respectively.

   Short-term Borrowings and Lines of Credit

        The Company has various unsecured lines of credit with foreign banks aggregating $7,942,000. The amount of unused available borrowings under these various lines of credit was $4,682,000 at December 31, 1996. The weighted average interest rate on outstanding amounts was 7.5% and 7.4% at December 31, 1996 and 1995, respectively.

        In addition, the Company has the ability to borrow funds outside of these lines of credit at foreign banks by using local currency receivables as collateral. The Company was not utilizing this facility as of December 31, 1996.


    Other Current Liabilities
    (Amounts in thousands)             1996           1995

    Accrued payroll and
      related expenses                $ 2,199      $ 1,769
    Accrued commissions                 1,055        1,088
    Other accrued expenses              2,933        2,982
                                      -------      -------
                                      $ 6,187      $ 5,839
                                      =======      =======

    Long Term Debt
    (Amounts in thousands)              1996          1995

    Revolving credit agreement        $ 6,070      $ 5,885
    8% Convertible subordinated
      notes due 1996 to 1999            3,375        4,500
    11.5% Financing due to 2000           791          945
    8.75% Financing due to 2004           272          295
    5.0% Financing due to 2002            188          163
    Capitalized leases due to 2005        670          512
    Other                                 651           72
                                      -------      -------
                                       12,017       12,372
    Less current installments of
      long-term debt                    1,856        1,470
                                      -------      -------
    Total long-term debt,
      excluding current
      installments                    $10,161      $10,902
                                      =======      =======


        Aggregate required annual principal payments, including capital leases, for the next five years are:

                    (Amounts in thousands)

                    1997                           $  1,856
                    1998                              1,687
                    1999                              7,686
                    2000                                384
                    2001                                175
                                                    =======


        The revolving credit agreement provides for borrowings not to exceed $12 million based on the availability of collateral assets, primarily inventory and accounts receivable, and matures June 30, 1999. At year end, the borrowing base approximated $8.4 million. At December 31, 1996, the net book value of such eligible collateral was approximately $15.5 million. Unused letters of credit issued on behalf of the Company totalled $345,000 at December 31, 1996. A commitment fee of 1/2 of 1% per annum is payable monthly on the average daily amount of the unused borrowing availability. The Company can borrow at the prime rate of interest plus .65%. The prime rate in effect at December 31, 1996 was 8.25%.

        The 8% convertible subordinated notes are convertible into common stock at a price of approximately $5.98 per share after giving effect to the 5% stock dividend paid January 24, 1997. The note agreement, as modified in 1994, also calls for the issuance of nondetachable options, fixed in price and quantity, to purchase common stock when scheduled principal repayments are made. Under the agreement, 179,000 of exercisable options were issued in 1996 at an option price of $5.98. A similar number of options are to be issued when scheduled principal repayments are made in 1997 and 1998. All of the options issued under the agreement expire when the final scheduled principal repayment is made in 1999.

        The 11.5% financing is collateralized by machinery and equipment with a net book value of $1.1 million. The 8.75% financing is collateralized by buildings and fixtures with a net book value of $565,000.

        In 1995, the Company entered into a 5% financing arrangement with a county in the state of Kansas allowing borrowings up to $195,000. The borrowings are collateralized by a second mortgage on buildings and fixtures with a net book value of $933,000.

        Included in Other Long-term Debt is a liability for the present value, discounted at the Company's current borrowing rate, of future payments expected to be made in connection with the acquisition of distribution and trademark rights to Blackhawk collision repair equipment for Central and South America and select Asian markets.

        The various underlying agreements contain certain restrictive covenants principally relating to additional debt, long-term leases, working capital levels, net worth, the ratio of debt to net worth and interest charge coverage. In addition, the Company is restricted from paying cash dividends and from purchasing or redeeming its own stock. The convertible subordinated note agreement restricts the Company's cash dividend payments, on a cumulative basis, to not more than 25% of the cumulative net income from December 31, 1988 to the date of the payment. At December 31, 1996, the Company is in compliance with all covenants.

        The fair value of the Company's long-term debt is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of long-term debt approximates fair value at December 31, 1996 and 1995.

        Interest paid during 1996, 1995, and 1994 was $1,524,000, $1,842,000, and $1,649,000, respectively.

   Commitments and Contingencies

   A)   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

        To meet the financing needs of consumers of its collision repair and engine rebuilding products the Company is, in the normal course of business, a party to financial instruments with off-balance-sheet risk. The instruments are guarantees of notes payable to financing institutions arranged by the Company. The Company performs credit reviews on all such guarantees. These guarantees extend for periods up to five years and expire in decreasing amounts through 2001. The amount guaranteed to each institution is contractually limited to a portion of the amount financed in a given year. The notes are collateralized by the equipment financed. Proceeds from the resale of recovered equipment have generally approximated 90% of repurchased notes.

        The maximum credit risk to the Company at December 31, 1996 and 1995 was approximately $2,199,000 and $3,022,000, respectively. Proceeds from guaranteed notes totalled approximately $728,000 and $1,307,000 in 1996 and 1995, respectively.

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

   D)   LEASES

        At December 31, 1996, future minimum lease payments under capital leases and under noncancelable operating leases with initial terms greater than one year are as follows:

                                         Capitalized      Operating
    (Amounts in thousands)                 leases          leases

    1997                                   $  366         $  1,491
    1998                                      154            1,176
    1999                                      135            1,004
    2000                                       62            1,005
    2001-2005                                  70            1,297
                                            -----           ------
    Total minimum lease payments              787         $  5,973
    Less amount representing interest         117
                                            -----
    Present value of minimum
      lease payments                       $  670
                                            =====
    Current portion of capitalized
      lease obligations                    $  293
                                            =====


        Property, plant and equipment includes the following amount relating to leases which have been capitalized:


    (Amounts in thousands)               1996            1995

    Machinery and equipment            $ 1,041         $  1,041
    Less accumulated depreciation          513              416
                                        ------          -------
                                       $   528         $    625
                                        ======          =======

        Operating leases are for buildings, warehouses and equipment. Rental expense for operating leases was $1,857,000 in 1996, $1,955,000 in 1995, and $1,765,000 in 1994.

   Changes in Stockholders' Equity:
                                                           Capital in               Cumulative                  Total
                                                Common     excess of    Retained    translation  Treasury   stockholders'
   (Amounts in thousands)                       stock      par value    earnings    adjustments    stock       equity

   Balance at December 31, 1993                 $2,386       $12,023     $1,306         $(670)    $(2,329)      $12,716
     Net income                                    ---           ---        827           ---         ---           827
     Translation adjustments                       ---           ---        ---           780         ---           780
     5% Stock dividend paid January 21,
       1994, 112,271 shares issued                 ---          (646)    (1,305)          ---       1,951           ---
     5% Stock dividend, fractional shares          ---           ---         (1)          ---         ---            (1)
                                               -------       -------    -------       -------     -------       -------
   Balance at December 31, 1994                  2,386        11,377        827           110        (378)       14,322
     Net income                                    ---           ---      1,013           ---         ---         1,013
     Translation adjustments                       ---           ---        ---           717         ---           717
     5% Stock dividend paid January 27,
       1995, 117,944 shares issued                 118           413       (531)          ---         ---           ---
     5% Stock dividend, fractional shares          ---           ---         (1)          ---         ---            (1)
     Shares contributed to employee benefit
       plan                                        ---          (232)       ---           ---         326            94
                                               -------       -------    -------       -------     -------       -------
   Balance at December 31, 1995                  2,504        11,558      1,308           827         (52)       16,145
     Net income                                    ---           ---      2,176           ---         ---         2,176
     Translation adjustments                       ---           ---        ---          (384)        ---          (384)
     5% Stock dividend paid January 26,
       1996, 124,899 shares issued                 125           437       (562)          ---         ---           ---
     5% Stock dividend, fractional shares          ---           ---         (1)          ---         ---            (1)
                                               -------       -------    -------        ------     -------       -------
   Balance at December 31, 1996                 $2,629       $11,995     $2,921         $ 443    $    (52)      $17,936
                                               =======       =======    =======        ======     =======       =======

   Stock Plans

        Under the 1987 Stock Option and Incentive Plan, the Company is authorized to grant 147,410 stock options. The options are subject to the following conditions and limitations: no option may be exercised until three years after the date of grant when 50% of the options granted become exercisable; five years after the date of grant 100% of the options granted are exercisable. Options expire ten years after the date of grant. Under provisions defined in the Plan, all options become exercisable in the event of a public tender offer or if an exchange offer is made for the Company's stock.

        Stock option activity for each of the three years in the period ended December 31, 1996 follows:

                                       Option           Price
                                       shares         per share*

    December 31, 1993                  107,679     $ 4.84 - 5.04
      Cancelled                           (579)
      Granted via stock dividend         5,355     $        4.84
                                       -------      ------------

    December 31, 1994                  112,455     $        4.84
      Cancelled                         (5,788)
      Granted via stock dividend         5,623
                                       -------      ------------
    December 31, 1995                  112,290     $        4.84
      Cancelled                         (3,473)
      Granted via stock dividend         5,441
                                       -------
    December 31, 1996                  114,258
                                       =======
    Exercisable at December 31,
      1996:                             57,129              4.84
                                       =======      ============
    Available for future grants         33,152
                                       =======

    *Option shares and price are adjusted to give effect to the stock dividend paid January 26, 1996.



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

   Employee Benefit Plans

        A profit sharing and retirement plan is in effect for all domestic employees of the Company. The Company can contribute between 5% and 16% of its earnings before income taxes in excess of varying levels, ranging from $250,000 to $4,500,000. The Company's expense under the terms of the plan was $314,000, $96,600 and $21,250 in 1996, 1995 and 1994,
   respectively. In 1995, an additional special contribution of $93,750 was made in the form of 18,750 shares of the Company's common stock valued at the 1994 year end closing price of $5.00 per share.

        The Company does not provide post-retirement benefits under current benefit programs. Obligations under previous programs are not material.

   Income Taxes

        Income before income tax consists of the following:

    (Amounts in thousands)      1996           1995           1994

    Domestic                  $ 1,844        $  (551)      $  (798)
    Foreign                       456          1,528         1,308
                               ------         ------        ------
                              $ 2,300        $   977       $   510
                               ======         ======        ======

        Income tax expense (benefit) consists of the following:

    (Amounts in thousands)      1996           1995           1994

    Current:
    U.S. Federal              $   145        $  (306)      $  (668)
    Foreign                       109            270           351
                               ------         ------        ------
                                  254            (36)         (317)
    Deferred:
    U.S. Federal                 (130)           ---           ---
    Foreign                       ---            ---           ---
                               ------         ------        ------
                                 (130)           ---           ---
                               ------         ------        ------
                               $  124        $   (36)      $  (317)
                               ======         ======        ======


       The significant components of deferred income tax expense (benefit) attributable to income before income tax are as follows:

    (Amounts in thousands)             1996         1995         1994

    Deferred income tax expense
      (benefit) (exclusive of the
      effects of other components
      listed below)                 $ 1,040        $  32       $  (159)
    Increase (decrease) in the
      valuation allowance for
      deferred tax assets            (1,170)         (32)          159
                                    -------       ------       -------
                                   $   (130)      $  ---      $    ---
                                    =======       ======       =======


        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

    (Amounts in thousands)                      1996         1995

    Inventory valuation                       $  150        $  170
    Accounts receivable valuation                140            58
    Vacation accrual                             166           172
    Self-insurance accrual                       244           311
    Net operating loss carryforwards             792         2,040
    Other, including undistributed
      earnings of foreign subsidiaries           899           721
                                              ------        ------
    Gross deferred tax assets                  2,391         3,472
    Less valuation allowance                  (1,387)       (2,557)
                                              ------        ------
      Deferred tax assets                      1,004           915
                                              ======        ======
    Depreciation                                (874)         (913)

    Other                                        ---            (2)
      Deferred tax liabilities                  (874)         (915)
                                              ======        ======
    Net deferred tax asset                    $  130       $   ---
                                              ======        ======

        The Company received net income tax refunds of $171,000, $306,000 and $191,000 during 1996, 1995 and 1994, respectively.

        A reconciliation of actual income tax expense (benefit) attributable to income before income tax to the "expected" income tax expense (benefit) computed by applying the U.S. Federal corporate tax rate to income before income tax follows:

    (Percent of pretax earnings)           1996         1995         1994

    Statutory rate                          34.0%        34.0%       34.0%
    Amortization of excess cost over
      net assets of acquired
      companies                              2.0          2.0         4.0
    Effect of foreign operations            (2.0)        20.6       (23.4)
    Net operating losses utilized          (30.3)         ---        (9.4)
    Resolution of income tax
      examinations                           ---        (31.4)      (88.6)
    Purchase accounting adjustments
      from tax basis differences at
      acquisition                            ---          ---        (1.6)
    Change in the valuation allowance
      for deferred tax assets
      allocatedto income tax expense         5.7        (30.3)       25.5
    Other items, net                        (4.0)         1.4        (2.7)
                                          ------       ------       ------
                                             5.4%        (3.7)%     (62.2)%
                                          ======       ======       ======


        Deferred income taxes have been provided on that portion of the undistributed earnings of foreign subsidiaries which the Company expects to recover in a taxable manner, such as through the receipt of dividends. Provision has not been made for U.S. or additional foreign taxes on foreign earnings which have been and will continue to be reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these foreign earnings. At December 31, 1996, the undistributed earnings of these foreign subsidiaries on which taxes have not been provided were approximately $4,700,000.

        Approximate net operating loss carryforwards available at December 31, 1996, to offset future taxable earnings of the Company are as follows:

    (Amounts in thousands)          Amount     Year of expiration

    State                          $10,000     1998 through 2010
    Foreign                             61     1999 through 2000


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

    Data by industry segment, with a reconciliation to the consolidated financial statements, is presented below:

    (Amounts in thousands)
                                                Earnings
                                Net sales        before                                       Capital
    1996:                      unaffiliated   income taxes      Assets     Depreciation     expenditures

    Collision Repair              $41,696        $ 2,689        $35,559        $   550         $   489
    Engine Rebuilding               6,747         (1,359)         5,828            127               8
    Fluid Power                    20,049          1,865          7,742            208             498
                                  -------        -------        -------        -------         -------
    Business segments              68,492          3,195         49,129            885             995
    Corporate and
         eliminations                 ---           (895)        (3,531)           143             144
                                  -------        -------        -------         ------         -------
    Consolidated                  $68,492        $ 2,300        $45,598         $1,028          $1,139
                                  =======        =======        =======         ======         =======
    1995:

    Collision Repair              $41,819        $ 2,520        $37,324        $   518         $   663
    Engine Rebuilding              10,986           (946)         7,748            167              55
    Fluid Power                    20,888          1,548          8,529            178             438
                                  -------        -------        -------         ------         -------
    Business segments              73,693          3,122         53,601            863           1,156
    Corporate and
         eliminations                 ---         (2,145)        (3,944)           195              18
                                  -------        -------        -------         ------         -------
    Consolidated                  $73,693        $   977        $49,657         $1,058          $1,174
                                  =======        =======        =======         ======         =======
    1994:

    Collision Repair              $36,615        $ 1,444        $33,194        $   501         $   438
    Engine Rebuilding              11,436           (458)         7,407            197              75
    Fluid Power                    19,049          1,530          7,815            166             122
                                  -------        -------        -------        -------         -------
    Business segments              67,100          2,516         48,416            864             635
    Corporate and
         eliminations                 ---         (2,006)        (2,315)           256             102
                                  -------        -------        -------        -------         -------
    Consolidated                  $67,100        $   510        $46,101         $1,120         $   737
                                  =======        =======        =======        =======         =======


    Data for geographic regions, excluding Corporate and eliminations, is presented below:

    (Amounts in thousands)
                                                Earnings
                                Net sales        before                                       Capital
    1996:                      unaffiliated   income taxes      Assets     Depreciation     expenditures

    North America                 $45,306        $ 2,739        $25,118        $   510         $   647
    Europe                         23,186            456         24,011            375             348
                                  -------        -------        -------        -------         -------
                                  $68,492        $ 3,195        $49,129        $   885         $   995
                                  =======        =======        =======        =======         =======
    1995:

    North America                 $47,651        $ 1,594        $27,666        $   521         $   588
    Europe                         26,042          1,528         25,935            342             568
                                  -------        -------        -------        -------          ------
                                  $73,693        $ 3,122        $53,601        $   863          $1,156
                                  =======        =======        =======        =======          ======
    1994:

    North America                 $44,657        $ 1,208        $27,420        $   575         $   320
    Europe                         22,443          1,308         20,996            289             315
                                  -------        -------        -------        -------          ------
                                  $67,100        $ 2,516        $48,416        $   864         $   635
                                  =======        =======        =======        =======          ======

    Export sales of United States operations made to unaffiliated customers located in foreign countries aggregated $2,224,000, $4,438,000, and $3,622,000 in 1996, 1995, and 1994, respectively.


                           SUPPLEMENTAL QUARTERLY DATA

        The following table contains selected unaudited quarterly consolidated financial data for the last two years including all adjustments which the Company considers necessary to a fair presentation thereof:

    (Amounts in thousands, except per share amounts)

    1996:                    Quarter:       1st            2nd            3rd            4th

    Net sales                              $17,624       $17,870        $14,998        $18,000
    Gross profit                             6,653         6,364          5,571          7,232
    Net income                                 780           482            202            712
                                           =======       =======        =======        =======

    Earnings per share-primary             $  0.28       $  0.17        $  0.07        $  0.26
    Earnings per share-fully diluted       $  0.25       $  0.16        $   ---(1)     $  0.23
                                           =======       =======        =======        =======

    Stock price high                       $ 6.375       $ 8.750        $ 8.000        $ 7.250
    Stock price low                          4.250         5.813          5.750          6.250
                                           =======       =======        =======        =======
    1995:                    Quarter:       1st            2nd            3rd            4th

    Net sales                              $18,512       $17,555        $16,377        $21,249
    Gross profit                             6,726         6,310          5,827          7,963
    Net income (loss)                          422           292           (382)           681
                                           =======       =======        =======        =======

    Earnings (loss) per share-primary     $   0.15      $   0.11       $  (0.14)      $   0.25
    Earnings per share-fully diluted      $    ---(1)   $    ---(1)    $    ---(1)    $   0.22
                                           =======       =======        =======        =======
    Stock price high                       $ 5.375       $ 5.875        $ 5.875        $ 5.250
    Stock price low                          4.500         4.750          4.250          4.375
                                           =======       =======        =======        =======

    Earnings per share data have been adjusted to give effect to the 5% stock dividend paid
     January 24, 1997.

    (1) Fully diluted earnings per share was anti-dilutive for this period.


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

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to directors and
   Section 16 compliance is included under the headings "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the definitive Proxy Statement, dated March 13, 1997, relating to the annual meeting of shareholders scheduled for April 24, 1997 and is incorporated herein by reference. Information about executive officers appears at the end of Part I of this Form 10-K under the caption "EXECUTIVE OFFICERS OF REGISTRANT."

   ITEM 11.  EXECUTIVE COMPENSATION

        Information concerning executive compensation is included under the heading "EXECUTIVE COMPENSATION" in the definitive Proxy Statement, dated March 13, 1997, relating to the annual meeting of shareholders scheduled for April 24, 1997 and is incorporated herein by reference; provided, however, that the subsection entitled "Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

        Information concerning security ownership is included under the heading "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive Proxy Statement, dated March 13, 1997, relating to the annual meeting of shareholders scheduled for April 24, 1997 and is incorporated herein by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning relationships and related transactions is included under the headings "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the definitive Proxy Statement, dated March 13, 1997, relating to the annual meeting of shareholders scheduled for April 24, 1997 and is incorporated herein by reference.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

        (a)  1. and 2. Financial Statements and Financial Statement
                       Schedules. Reference is made to the separate index to consolidated financial statements and schedules contained hereinafter.

             3. Exhibits. Reference is made to the Exhibit Index contained hereinafter.

        (b)  Form 8-K

             There were no reports on Form 8-K filed during the fiscal quarter ended December 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated March 6, 1997

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

        Dated March 6, 1997        By: /s/ J. L. Dindorf
                                       J. L. Dindorf
                                       President and Chief Executive
                                       Officer; Director (Principal
                                       Executive Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer)


        Dated March 6, 1997        By: /s/ O. A. Friend
                                       O. A. Friend
                                       Director


        Dated March 6, 1997        By: /s/ J. S. Jones
                                       J. S. Jones
                                       Director


        Dated March 6, 1997        By: /s/ M. J. McSweeney
                                       M. J. McSweeney
                                       Director


        Dated March 6, 1997        By: /s/ D. J. Schuetz
                                       D. J. Schuetz
                                       Director

                   Index to Consolidated Financial Statements

                           and Schedules for Form 10-K



   The consolidated financial statements of Hein-Werner Corporation and Subsidiaries, together with the opinion thereon of KPMG Peat Marwick LLP dated February 14, 1997, appear in Item 8 of this report. The following additional financial data should be read in conjunction with the financial statements in such 1996 Annual Report to Shareholders.


                            Additional Financial Data



   Independent Auditors' Report on Financial Statement Schedules

   Schedule Submitted:

   II- Valuation and qualifying accounts


   All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


   The Board of Directors and Stockholders
   Hein-Werner Corporation:

   Under date of February 14, 1997, we reported on the consolidated balance sheets of Hein-Werner Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the Annual Report on Form 10-K for the year 1996.
   In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    /s/ KPMG Peat Marwick LLP
                                                        KPMG Peat Marwick LLP


   Milwaukee, Wisconsin
   February 14, 1997

                                                                  Schedule II


   VALUATION AND QUALIFYING ACCOUNTS
   Years ended December 31, 1996, 1995, and 1994
   (Dollars in thousands)



   Allowances for Losses(1)

                   Balance at     Charged to                                       Balance
                    beginning      cost and       Other(2)                          at end
                    of period       expenses     Additions    Deduction(3)       of period

       1996            $2,469         $  420        $   --         $  738           $2,151

       1995            $2,625         $  970        $   --         $1,126           $2,469

       1994            $2,933         $  850        $  245         $1,403           $2,625


                                                        __________________

   Inventory Valuation Reserve

                   Balance at     Charged to                                       Balance
                    beginning       cost and         Other                          at end
                    of period       expenses     Additions    Deduction(4)       of period

       1996            $  690         $   91       $    --         $  326           $  455

       1995            $  588         $  576       $    --         $  474           $  690

       1994            $  417         $  407       $    --         $  236           $  588

   _____________

   (1) Includes allowances for losses on accounts receivable and non-current notes receivable.
   (2) Excess fundings from guaranteed consumer notes resulting from an interest rate spread to cover losses.
   (3)    Bad debts written off, net of any recoveries.
   (4)    Inventory written off, net of any recoveries.


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

               (4.3)   Letter dated June 25, 1996 by
                       Firstar Bank Milwaukee, N.A., as
                       administrator of the Revolving
                       Loan and Security Agreement dated
                       October 13, 1993 by and between
                       the Company and Firstar Bank
                       Milwaukee, N.A., amending and
                       extending the agreement through
                       June 30, 1999 (incorporated by
                       reference to Exhibit 4 to the
                       Company's Form 10-Q for the
                       quarter ended June 29, 1996)

               (4.4)   Letter dated November 27, 1996 by
                       Firstar Bank Milwaukee, N.A., as
                       administrator of the Revolving
                       Loan and Security Agreement dated
                       October 13, 1993 by and between
                       the Company and Firstar Bank
                       Milwaukee, N.A., amending the
                       agreement

               (4.5)   Form of Note Agreement dated as of
                       September 1, 1989 regarding the
                       Company's $8,500,000 8%
                       Convertible Subordinated Notes due
                       September 1, 1999 (incorporated by
                       reference to Exhibit 4.2 to the
                       Company's Form 10-K for the year
                       ended December 31, 1993)

               (4.6)   Amendment dated November 12, 1990
                       to Note Agreement dated as of
                       September 1, 1989 Re: $8,500,000
                       8% Convertible Subordinated Notes
                       due September 1, 1999
                       (incorporated by reference to
                       Exhibit 4.3 to the Company's Form
                       10-K for the year ended December
                       31, 1993)

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

               (4.9)   Amendment No. 4 dated December 18,
                       1992 to Note Agreement dated as of
                       September 1, 1989 Re: $8,500,000
                       8% Convertible Subordinated Notes
                       due September 1, 1999
                       (incorporated by reference to
                       Exhibit 4.6 to the Company's Form
                       10-K for the year ended December
                       31, 1993)

               (4.10)  Amendment No. 5 dated February 21,
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

               (4.11)  Rights Agreement by and between
                       the Company and Firstar Trust
                       Company (formerly First Wisconsin
                       Trust Company) (incorporated by
                       reference to Exhibit 4.8 to the
                       Company's Form 10-K for the year
                       ended December 31, 1993)

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

        (11)   Computation of Earnings Per Share

        (21)   Subsidiaries

        (23)   Consent of KPMG Peat Marwick LLP

        (27)   Financial Data Schedule

        (99) Definitive Proxy Statement dated March 13, 1997 relating to the Annual Meeting of Shareholders to be held on April 24, 1997 (filed on March 13, 1997 pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

               [Except to the extent specifically incorporated by reference, the Company's Proxy Statement dated March 13, 1997 relating to the Annual Meeting of Shareholders to be held on April 24, 1997 is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K]


   ________________
        * A management contract or compensatory plan or arrangement