Form 10-Q
period 1997-03-29
HEIN WERNER CORP
filed 1997-05-13
CIK 46613

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    Form 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the Quarterly Period Ended:  March 29, 1997

                                           or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
          __________.

                         Commission File Number 1-2725

                             HEIN-WERNER CORPORATION
                ------------------------------------------------
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

                                           Yes [X]           No [ ]

     Number of shares of $1 par value common stock issued and outstanding at May 13, 1997:

                         Issued          2,760,489
                         Treasury            3,259
                                        ----------
                         Outstanding     2,757,230
                                        ==========

                         PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets - Unaudited
          ($000)

                                                 March 29,    December 31,
                                                   1997           1996
                                               --------------  ------------
          ASSETS
          CURRENT ASSETS:
            Cash                                $      0      $      0

            Accounts receivable                   18,996        20,445
            Less allowance for losses              1,627         1,651
                                                ---------     --------
                                                  17,369        18,794

            Inventories                           16,397        17,415
            Prepaid expenses and other               638           881
                                                ---------     ---------
              TOTAL CURRENT ASSETS                34,404        37,090

          PROPERTY, PLANT AND EQUIPMENT,
          AT COST:
            Land                                      90            90
            Buildings                              3,187         3,125
            Machinery and equipment               14,800        14,361
                                               ---------     ---------
                                                  18,077        17,576

            Less accumulated depreciation         12,522        12,125
                                               ---------     ---------
              NET PROPERTY, PLANT AND
              EQUIPMENT                            5,555         5,451

          OTHER ASSETS:
            Patents and trademarks                 1,229         1,359
            Goodwill                               2,282         2,282
                                               ---------     ---------
                                                   3,511         3,641

            Less accumulated amortization          1,491         1,467
                                               ---------     ---------
            Net intangibles                        2,020         2,174

            Noncurrent notes receivable            1,088         1,159
            Less allowance for uncollectible
              notes                                  500           500
                                               ---------     ---------
            Net receivables                          588           659

            Other                                    215           224
                                               ---------     ---------
              TOTAL OTHER ASSETS                   2,823         3,057
                                               ---------     ---------
                                                $ 42,782      $ 45,598
                                               =========     =========

   See accompanying notes to interim consolidated financial statements.

          Consolidated Balance Sheets - Unaudited
          ($000)

                                                 March 29,    December 31,
                                                    1997           1996
                                               --------------  -------------
          LIABILITIES AND STOCKHOLDERS'
          EQUITY CURRENT LIABILITIES:
            Notes payable                       $  2,618      $  3,281
            Current installments of
              long-term debt                       1,780         1,856
            Accounts payable                       3,763         4,873
            Accrued payroll and related
              expenses                             1,678         2,199
            Accrued commissions                      897         1,055
            Other accrued expenses                 2,595         2,933
                                               ---------     ---------
              TOTAL CURRENT LIABILITIES           13,331        16,197

          Long-term debt, excluding
            current installments                  10,549        10,161
          Other long-term liabilities              1,545         1,304
                                               ---------     ---------
              TOTAL LIABILITIES                   25,425        27,662

          STOCKHOLDERS' EQUITY:
            Common stock of $1 par value
              per share Authorized:
              20,000,000 shares; Issued:
              2,760,489 shares at March 29,
              1997 and 2,629,320 at
              December 31, 1996                    2,760         2,629
            Capital in excess of par value        12,732        11,995
            Retained earnings                      2,337         2,921
            Cumulative translation
              adjustments                           (420)          443
                                               ---------     ---------
                                                  17,409        17,988
            Less cost of common shares
              in treasury - 3,259 shares at
              March 29, 1997 and 3,104 shares
              at December 31, 1996                    52            52
                                               ---------     ---------
             TOTAL STOCKHOLDERS' EQUITY           17,357        17,936
                                               ---------     ---------
                                                $ 42,782      $ 45,598
                                               =========     =========

   See accompanying notes to interim consolidated financial statements.

   Consolidated Statements of Operations
   ($000)  (except per share data) - Unaudited



                                                    Three months ended
                                                 March 29,        March 30,
                                                    1997             1996
                                                 ---------        ---------

    Net sales                                    $  16,124        $  17,623

    Cost of goods sold                              10,250           10,970
                                                  --------         --------
      Gross profit                                   5,874            6,653

    Selling, general and administrative
      expenses                                       5,121            5,473
                                                  --------         --------
      Operating profit                                 753            1,180

    Interest expense - net                             319              420

    Other (income) expense - net                        10             (37)
                                                  --------         --------
      Income before income taxes                       424              797

    Income tax expense                                 154               17
      NET INCOME                                 $     270        $     780
                                                 ==========       =========
    Earnings per share - primary                 $    0.10        $    0.28
                                                 ==========       =========
    Earnings per share - fully diluted           $    0.10        $    0.25
                                                 ==========       =========

   See accompanying notes to interim consolidated financial statements.

   Consolidated Statements of Cash Flows - Unaudited
   ($000)


                                                       Three months ended
                                                     -----------------------
                                                     March 29,     March 30,
                                                        1997          1996
                                                    ---------     ---------
          CASH FROM OPERATING ACTIVITIES:
          Net income                                $    270      $   780
          Adjustments to net income for
            expenses (gains) not affecting
            cash:
              Depreciation and amortization              310          205
              Bad debt expenses                           14          106
          Increase (decrease) in cash due to
              changes in:
              Accounts receivable                      1,411        3,906
              Inventories                              1,018       (1,498)
              Prepaid expenses and other assets          452          110
              Accounts payable                        (1,110)      (3,482)
              Accrued expenses and other
                liabilities                             (776)        (378)
                                                   ---------     ---------
              Cash provided by (used in)
              operating activities................     1,589         (251)

          CASH USED IN INVESTING ACTIVITIES:
            Capital expenditures..................      (501)        (210)

          CASH FROM FINANCING ACTIVITIES:
            Increase (decrease) in notes payable        (663)        (620)
            Proceeds from long-term debt                 312          816
                                                   ---------     --------
            Cash provided by (used in)
            financing activities..................      (351)         196

          Cumulative translation adjustments......      (737)        (209)
                                                   ---------     --------
          TOTAL CASH PROVIDED (USED)                       0         (474)

          CASH - BEGINNING OF THE PERIOD                   0          396
                                                   ---------     --------

          CASH - END OF THE PERIOD                  $      0      $   (78)
                                                   ==========    =========

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

   INVENTORY:
   =========================================================================
   (Amounts in thousands)                3/29/97          12/31/96
   -------------------------------------------------------------------------
   Raw Material                      $    5,423         $   5,574
   Work-in-Process                        1,141             1,172
   Finished Goods                         9,833            10,669
   -------------------------------------------------------------------------
                                     $   16,397         $  17,415
   ==========================================================================

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

   The maximum credit risk to the Company at March 29, 1997 was approximately $2,199,000.

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

   SUBSEQUENT EVENT:

   On April 9, 1997, the Company entered into an agreement for the sale of substantially all of the business and assets, and the transfer of certain of the liabilities, of its Great Bend Industries Division to Kaydon Acquisition VIII, Inc., a wholly-owned subsidiary of Kaydon Corporation. Under the terms of the agreement, the purchase price is $22 million payable in cash at closing (with $2 million thereof being paid into an escrow), plus or minus any change in the net asset value of the division between December 31, 1996 and the closing. Consummation of the transaction, which is expected to occur in May 1997, is subject to customary closing conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

   Selected unaudited financial information of the Great Bend Industries Division is as follows:

                                          March 29,         March 30,
                                             1997             1996
                                        -----------       -----------
     Net sales                          $   4,305         $   5,885
     Gross profit                             848             1,315
     Net income                               195               610


                                          March 29,        December 31,
                                             1997             1996
                                         -----------       -----------
     Current assets                     $   6,851          $   5,752
     Noncurrent assets                      2,275              1,990
     Current liabilities                    1,393              1,277
     Noncurrent liabilities                   727                605


   ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Net sales for the first quarter of 1997 were $16.1 million, compared with $17.6 million for the same period in 1996. Sales originating in North America were $11.1 million for the first quarter of 1997 compared to $12.3 million in the same period a year earlier. European sales for the first quarter of 1997 were $5.0 million versus the $5.3 million recorded in the first quarter of 1996.

   Gross profit margins in North America were 32.8% for the first quarter of 1997 compared to 32.6% for the same period in 1996. Margins in Europe were 44.4% for the first quarter of 1997 compared to 49.7% for the same period in 1996. Consolidated gross profit margins were 36.4% for the first quarter of 1997 compared with 37.8% for the same period in 1996.

   Operating expenses as a percent of net sales were 31.8% for the first quarter of 1997 compared to 31.1% for the same period in 1996.

   Interest expense declined 24.0% for the three months ended March 29, 1997 versus the comparable period in 1996 as a result of reduced interest rates and debt levels.

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

                      PART II - OTHER INFORMATION

   ITEM 6:     (a)  Exhibits

                     (11) Computation of Earnings Per Share

                     (27) Financial Data Schedule

               (b)   Form 8-K

                     There were no reports on Form 8-K filed for the three months ended March 29, 1997.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HEIN-WERNER CORPORATION
                                   ("Registrant")



                              /s/Mary L. Kielich
                              --------------------------------
                              Corporate Controller
                              Assistant Treasurer
                              (Principal Financial Officer)


     May 13, 1997
   -----------------
           Date

                                Index of Exhibits

     Exhibit No.    Description
     -----------    ----------------------------------------------

          (11)      Computation of Earnings Per Share

          (27)      Financial Data Schedule