Form 10-Q
period 1997-06-28
HEIN WERNER CORP
filed 1997-08-12
CIK 46613

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    Form 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the Quarterly Period Ended:  June 28, 1997

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


     Number of shares of $1 par value common stock issued and outstanding at August 12, 1997:

                  Issued          2,760,489
                  Treasury            3,259
                                 ----------
                  Outstanding     2,757,230
                                 ==========

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Consolidated Balance Sheets - Unaudited
   ($000)
                                               June 28,    December 31,
                                                 1997           1996
                                           --------------  ------------
   ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                  $  8,861      $      0
     Accounts receivable                          14,497        20,445
     Less allowance for losses                     1,569         1,651
                                               ---------     ---------
                                                  12,928        18,794

     Inventories                                   9,727        17,415
     Assets of discontinued business
       awaiting disposition                        5,052             0
     Prepaid expenses and other                    2,361           881
                                                --------     ---------
       TOTAL CURRENT ASSETS                       38,929        37,090

   PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Land                                              0            90
     Buildings                                     1,191         3,125
     Machinery and equipment                       6,312        14,361
                                               ---------     ---------
                                                   7,503        17,576
     Less accumulated depreciation                 4,726        12,125
                                               ---------     ---------
       NET PROPERTY, PLANT AND EQUIPMENT           2,777         5,451

   OTHER ASSETS:
     Patents and trademarks                        1,164         1,359
     Goodwill                                        141         2,282
                                               ---------     ---------
                                                   1,305         3,641
     Less accumulated amortization                   682         1,467
                                               ---------     ---------
     Net intangibles                                 623         2,174

     Noncurrent notes receivable                   1,057         1,159
     Less allowance for uncollectible notes          500           500
                                               ---------     ---------
     Net receivables                                 557           659

     Other                                           419           224
                                               ---------     ---------
       TOTAL OTHER ASSETS                          1,599         3,057
                                               ---------     ---------
                                                $ 43,305      $ 45,598
                                               =========     =========

     See accompanying notes to interim consolidated financial statements.

   Consolidated Balance Sheets - Unaudited
   ($000)

                                              June 28,     December 31,
                                                1997          1996
                                          --------------  -------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable                              $  2,404      $  3,281
     Current installments of long-term debt          170         1,856
     Accounts payable                              3,619         4,873
     Accrued payroll and related expenses          1,453         2,199
     Accrued commissions                             796         1,055
     Income tax payable                            3,172             0
     Other accrued expenses                        6,539         2,933
                                               ---------     ---------
       TOTAL CURRENT LIABILITIES                  18,153        16,197

   Long-term debt, excluding
     current installments                            328        10,161
   Other long-term liabilities                     1,573         1,304
                                               ---------     ---------
       TOTAL LIABILITIES                          20,054        27,662

   STOCKHOLDERS' EQUITY:
     Common stock of $1 par value per share
       Authorized: 20,000,000 shares;
       Issued: 2,760,489 shares at June 28,
       1997 and 2,629,320 at December 31,
       1996                                        2,760         2,629
     Capital in excess of par value               12,732        11,995
     Retained earnings                             8,367         2,921
     Cumulative translation adjustments             (556)          443
                                               ---------     ---------
                                                  23,303        17,988
     Less cost of common shares in treasury -
       3,259 shares at June 28, 1997 and
       3,104 shares at December 31, 1996              52            52
                                               ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY                  23,251        17,936
                                               ---------     ---------
                                                $ 43,305      $ 45,598
                                               =========     =========

     See accompanying notes to interim consolidated financial statements.

   Consolidated Statements of Operations
   ($000)  (except per share data) - Unaudited



                              Three months ended    Six months ended
                              ---------------------------------------
                             June 28,   June 29,  June 28,   June 29,
    (Amounts in thousands,     1997       1996      1997       1996
    except per share data)   --------   --------  -------    --------

    Net sales                $10,040   $10,005    $19,639   $20,585

    Cost of sales              5,405     5,299     10,570    10,858
                            -------- ---------   -------- ---------
      Gross profit             4,635     4,706      9,069     9,727

    Selling, general and
     administrative
                               4,114     4,021      8,044     8,208
     expenses
                            -------- ---------   -------- ---------
      Operating profit           521       685      1,025     1,519

    Interest expense-net          31       141        114       291
    Other (income)
     expense-net                  78       (21)        88       (58)
                            -------- ---------   -------- ---------
      Income from
       continuing
       operations,
       before income tax         412       565        823     1,286
    Income tax expense            73       103        133       120
                            -------- ---------   -------- ---------
      Net income from
       continuing
       operations                339       462        690     1,166

    Discontinued
     businesses:
    Income (loss) from
     operations of
     discontinued
     businesses, net of
     related income tax         (154)       20       (235)       96

    Gain on the disposal of
     discontinued
     businesses, net of
     related income tax        5,844         0      5,844         0
                            -------- ---------   -------- ---------
      Net income             $ 6,029   $   482    $ 6,299   $ 1,262
                            ======== =========   ======== =========
    Earnings per share
     from continuing
     operations-primary      $  0.12   $  0.16    $  0.24   $  0.42
    Earnings per share from
     discontinued
     operations-primary         1.99      0.01       1.98      0.03
                            --------  --------   -------- ---------
    Earnings per share -
     primary                 $  2.11   $  0.17    $  2.22   $  0.45
                            ========  ========   ======== =========
    Earnings per share
     from continuing
     operations-fully
     diluted                 $  0.12   $  0.15    $  0.24   $  0.38
    Earnings per share from
     discontinued
     operations-fully
     diluted                    1.99      0.01       1.98      0.03
                            --------  --------   -------- ---------
    Earnings per share-
    fully diluted            $  2.11   $  0.16    $  2.22   $  0.41
                            ========  ========   ======== =========


   See accompanying notes to interim consolidated financial statements.

   Consolidated Statements of Cash Flows - Unaudited
   ($000)

                                                       Six months ended
                                                   -------------------------
                                                   June 28,        June 29,
                                                     1997            1996
                                                   ---------      ----------
    CASH FROM OPERATING ACTIVITIES:
    Net income                                     $ 6,299         $ 1,262
    Adjustments to net income for expenses
     (gains) not affecting cash:
       Depreciation and amortization                   564             799
       Bad debt expense                                 35             180
       Gain on disposal of property,
         plant and equipment                             0             (22)
       Gain on sale of discontinued businesses      (8,005)              0
    Increase (decrease) in cash, net of the
     effects of discontinued businesses, due
     to changes in:
       Accounts receivable                           2,974           4,263
       Inventories                                     994             110
       Prepaid expenses and other assets            (1,321)             18
       Accounts payable                             (1,254)         (5,744)
       Income tax payable                            3,172               0
       Accrued expenses and other liabilities       (3,460)           (264)
                                                  --------        --------
     Cash provided by (used in) operating
       activities   . . . . . . . . . . . . . .         (2)            602

    CASH USED IN INVESTING ACTIVITIES:
       Capital expenditures   . . . . . . . . .       (629)           (739)

    CASH FROM FINANCING ACTIVITIES:
       Decrease in notes payable                      (877)           (110)
       Proceeds from long-term debt                      0             321
       Repayments of long-term debt                (11,249)              0
       Proceeds from sale of discontinued
         businesses                                 22,617               0
                                                  --------        --------
    Cash provided by financing
     activities   . . . . . . . . . . . . . . .     10,491             211

    Cumulative translation adjustments  . . . .       (999)           (470)
                                                  --------        --------
    TOTAL CASH PROVIDED (USED)                       8,861            (396)

    CASH - BEGINNING OF THE PERIOD                       0             396
                                                  --------        --------
    CASH - END OF THE PERIOD                        $8,861         $     0
                                                  ========        ========


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

   INVENTORY:
   =================================================================
   (Amounts in thousands)
                                             6/28/97       12/31/96
   -----------------------------------------------------------------
   Raw Material                           $    2,401      $   5,574
   Work-in-Process                               241          1,172
   Finished Goods                              7,085         10,669
   -----------------------------------------------------------------
                                          $    9,727      $  17,415
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

   The maximum credit risk to the Company at June 28, 1997 was approximately $1,915,000.

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

   DISCONTINUED OPERATIONS:

   Pursuant to an agreement entered into on April 9, 1997, on May 29, 1997, the Company sold for cash substantially all of the business and assets, and transferred certain of the liabilities, of its Great Bend Industries Division to Kaydon Acquisition VIII, Inc., a wholly-owned subsidiary of Kaydon Corporation.

   On June 25, 1997, the Company signed a letter of intent to sell for cash its Winona Van Norman Division. The sale is currently expected to be completed by August 28, 1997. An estimated loss, including expenses related to the disposition, has been accrued as of June 28, 1997.

   Selected unaudited financial information of these divisions is as follows:

                              Three Months Ended         Six Months Ended
                              --------------------      ------------------
                              6/28/97      6/29/96     6/28/97     6/29/96
                              -------      -------     -------     -------
    Net sales                $  5,082     $ 7,865    $ 11,607     $ 14,908
    Income tax (benefit)
     applicable to income
     (loss) from operations       (21)          0           4            0
    Income from measurement
     date to 6/28/97              100                     100
    Income tax applicable
     to gain on the
     disposal                   2,052                   2,052
    Proceeds from disposal   $ 22,617                $ 22,617

    Assets awaiting
     disposal at 6/28/97:

    Inventory                $  3,384
    Prepaid expenses               29
    Fixed assets, net             532
    Intangibles, net            1,192
    Liabilities to be
     assumed                      (85)
                               ------
                             $  5,052
                               ======


   ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Net sales from continuing operations for the second quarter of 1997 were $10.0 million, approximately the same as the second quarter of 1996. Net sales originating in North America were $4.3 million for the second quarter of 1997 compared with $4.2 million for the prior year quarter. Net sales of the European operation for the second quarter of 1997 were $5.7 million, compared with $5.8 million for the 1996 quarter.

   Net sales from continuing operations for the six months ended June 28, 1997 were $19.6 million compared with $20.6 million for the 1996 period. North American net sales for the six months of 1997 were $8.9 million compared with $9.4 million for the six months of 1996, while European net sales were $10.7 million for the six months of 1997 compared with $11.2 million for the six months of 1996.

   Gross profit margins from continuing operations in North America were 46.7% for the second quarter of 1997 compared with 48.2% for the second quarter of 1996. European margins were 45.7% for the second quarter of 1997 versus 46.2% for the 1996 quarter. Consolidated margins were 46.2% for the 1997 quarter compared with 47.0% for the 1996 quarter. For the six months ended June 28, 1997, North American margins improved to 47.5% from 46.6% in the prior year period while European margins declined to 45.1% from 47.8% in the prior year period, due primarily to unfavorable currency translation.

   For continuing operations, consolidated operating expenses as a percent of net sales increased slightly to 41.0% for the second quarter of 1997 from 40.2% for the 1996 quarter, and to 41.0% for the six months ended June 28, 1997 from 39.9% for the 1996 period. The six month percentage increase was primarily due to the reduced level of net sales, as the dollar amount of operating expenses decreased for the six months of 1997 compared to the six months of 1996.

   Interest expense allocable to continuing operations declined 78% for the three months ended June 28, 1997 versus the comparable period in 1996, due primarily to the application of proceeds from the sale of the Great Bend Industries Division to reduce debt.

   Financial Condition

   The Company plans to use the cash generated from the divestitures of its Great Bend Industries and Winona Van Norman Divisions to expand into markets which are counter-cyclical to the automotive industry, thus providing the Company with the ability to maintain long-term stability and growth over the course of future business cycles and fluctuating economic conditions.

   The Company expects that its liquidity requirements will be met by cash generated from operations, although it does have credit facilities in place should the need arise. Short-term credit facilities in Europe are considered sufficient to supplement cash from operating activities to satisfy liquidity requirements there. Changes in short-term borrowing are primarily due to seasonal cash usage patterns.

   For the six months ended June 28, 1997, the Company experienced a net increase in cash of $8.9 million, compared with a net decrease in cash for the 1996 six month period of $400,000. The 1997 increase was primarily due to cash provided by financing activities which, as a result of the sale of the discontinued businesses and the subsequent repayment of debt, generated $10.5 million of cash. Financing activities for the 1996 period reflected a $200,000 source of cash due to an increase in debt. Investing activities showed uses of cash due to capital expenditures of $600,000 for the 1997 six month period and of $700,000 for the 1996 six month period. Operating activities were basically breakeven from a cash standpoint for the six months of 1997 while they generated $600,000 for the 1996 period.

                           PART II - OTHER INFORMATION

   ITEM 4:   Submission of Matters to a Vote of Security Holders

   The Company held its annual meeting of shareholders on April 24, 1997. At such meeting, the shareholders were asked to vote on the selection of two directors, to ratify the selection of auditors and to consider a shareholder proposal. Messrs. Dindorf and Schuetz were elected as directors to serve until the annual meeting in 2000 and until their successors are duly elected and qualified pursuant to the following votes:
   Mr. Dindorf-2,604,628 votes cast for, 60,531 votes withholding authority, 0 abstentions and 0 broker non-votes; Mr. Schuetz-2,604,556 votes cast for, 60,603 votes withholding authority, 0 abstentions and 0 broker non-votes. With respect to the selection of auditors, KPMG Peat Marwick LLP was ratified as the Company's auditors for the 1997 fiscal year pursuant to the following vote: 2,596,035 votes for, 56,681 votes against, 12,443 abstentions and 0 broker non-votes. Finally, the shareholder proposal was defeated pursuant to the following vote: 301,898 votes for, 1,471,486 votes against, 55,436 abstentions and 836,339 broker non-votes.


   ITEM 6:   (a)  Exhibits

                  (11) Computation of Earnings Per Share

                  (27) Financial Data Schedule

             (b)  Form 8-K

                  On April 18, 1997, the Company filed a Current Report on Form 8-K dated April 9, 1997 to reflect (under Item 5 of Form 8-K) that the Company had entered into an Asset Purchase Agreement, dated as of April 9, 1997 (the "Agreement"), providing for the sale of substantially all the business and assets, and the transfer of certain of the liabilities, of its Great Bend Industries Division (the "Division") to Kaydon Acquisition VIII, Inc. ("Buyer"), a wholly-owned subsidiary of Kaydon Corporation. On June 13, 1997, the Company filed another Current Report on Form 8-K dated May 29, 1997 to reflect (under Item 2 of Form 8-K) the Company's sale of all the business and assets, and the transfer of certain of the liabilities, of the Division to Buyer pursuant to the Agreement. This second Current Report included (under Item 7 of Form 8-K) the following financial statements: Pro Forma Condensed Consolidated Balance Sheet at March 29, 1997 and Pro Forma Condensed Consolidated Statements of Operations for the year ended December 31, 1996 and for the three months ended March 29, 1997.

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


    August 12, 1997
   -----------------
         Date

                                Index of Exhibits



     Exhibit No.     Description
     -----------     -------------------------------------------------

          (11)       Computation of Earnings Per Share

          (27)       Financial Data Schedule