Form 10-Q
period 1997-09-27
HEIN WERNER CORP
filed 1997-11-12
CIK 46613

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    Form 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the Quarterly Period Ended:  September 27, 1997

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

                            Yes [X]           No [ ]


     Number of shares of $1 par value common stock issued and outstanding at November 12, 1997:

                  Issued                             2,760,489
                  Treasury                                   0
                                                    ----------
                  Outstanding                        2,760,489
                                                    ==========

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Consolidated Balance Sheets - Unaudited
   ($000)
                                            September 27,   December 31,
                                                1997           1996
                                            --------------  ------------
   ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                  $  7,846      $      0

     Accounts receivable                          12,437        20,445
     Less allowance for losses                     1,827         1,651
                                               ---------     ---------
                                                  10,610        18,794

     Inventories                                  10,422        17,415
     Prepaid expenses and other                    2,130           881
                                                --------     ---------
       TOTAL CURRENT ASSETS                       31,008        37,090

   PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Land                                              0            90
     Buildings                                     1,191         3,125
     Machinery and equipment                       6,345        14,361
                                               ---------     ---------
                                                   7,536        17,576
     Less accumulated depreciation                 4,863        12,125
                                               ---------     ---------
       NET PROPERTY, PLANT AND EQUIPMENT           2,673         5,451

   OTHER ASSETS:
     Patents and trademarks                        1,164         1,359
     Goodwill                                        141         2,282
                                               ---------     ---------
                                                   1,305         3,641
     Less accumulated amortization                   703         1,467
                                               ---------     ---------
     Net intangibles                                 602         2,174

     Noncurrent notes receivable                     939         1,159
     Less allowance for uncollectible notes          470           500
                                               ---------     ---------
     Net notes receivable                            469           659

     Other                                           421           224
                                               ---------     ---------
       TOTAL OTHER ASSETS                          1,492         3,057
                                               ---------     ---------
                                                $ 35,173      $ 45,598
                                               =========     =========

   See accompanying notes to interim consolidated financial statements.

   Consolidated Balance Sheets - Unaudited
   ($000)

                                             September 27,   December 31,
                                                 1997           1996
                                            --------------  -------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable                              $  2,337      $  3,281
     Current installments of long-term debt          134         1,856
     Accounts payable                              1,964         4,873
     Accrued payroll and related expenses          1,657         2,199
     Accrued commissions                             535         1,055
     Income tax payable                              497             0
     Other accrued expenses                        3,651         2,933
                                               ---------     ---------
       TOTAL CURRENT LIABILITIES                  10,775        16,197

   Long-term debt, excluding
     current installments                            326        10,161
   Other long-term liabilities                     1,423         1,304
                                               ---------     ---------
       TOTAL LIABILITIES                          12,524        27,662

   STOCKHOLDERS' EQUITY:
     Common stock of $1 par value per share
       Authorized: 20,000,000 shares;
       Issued: 2,760,489 shares at
       September 27, 1997 and 2,629,320
       at December 31, 1996                        2,760         2,629
     Capital in excess of par value               12,732        11,995
     Retained earnings                             7,830         2,921
     Cumulative translation adjustments             (673)          443
                                               ---------     ---------
                                                  22,649        17,988
     Less cost of common shares in treasury -
       no shares at September 27, 1997 and
       3,104 shares at December 31, 1996               0            52
                                               ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY                  22,649        17,936
                                               ---------     ---------
                                                $ 35,173      $ 45,598
                                               =========     =========

   See accompanying notes to interim consolidated financial statements.

   Consolidated Statements of Operations
   ($000)  (except per share data) - Unaudited



                                           Three months ended                  Nine months ended
                                       Sept. 27,         Sept. 28,        Sept. 27,        Sept. 28,
    (Amounts in thousands, except        1997              1996             1997              1996
    per share data)

    Net sales                            $ 7,482            $8,827         $27,121             29,412

    Cost of sales                          3,953             4,676          14,523             15,534
                                         -------           -------         -------            -------
      Gross profit                         3,529             4,151          12,598             13,878

    Selling, general and
     administrative expenses               3,456             3,885          11,500             12,094
                                         -------           -------         -------            -------
      Operating profit                        73               266           1,098              1,784

    Interest (income) expense-net            (72)              121              42                412
    Other (income) expense-net                19               (34)            107                (92)
                                         -------           -------         -------            -------
      Income from continuing
        operations, before income
        tax                                  126               179             949              1,464

    Income tax expense (benefit)             251               (27)            384                 92
                                         -------           -------         -------            -------
      Net income (loss) from
       continuing operations                (125)              206             565              1,372

    Discontinued businesses:
    Income (loss) from operations
      of discontinued businesses,
      net of related income tax                0                (4)           (235)                92

    Gain (loss) on the disposal of
      discontinued businesses, net
      of related income tax                 (374)                0           5,470                  0
                                         -------           -------         -------            -------
      Net income (loss)                  $  (499)          $   202         $ 5,800            $ 1,464
                                         =======           =======         =======            =======
    Earnings (loss) per share from
     continuing operations-primary      $  (0.04)          $  0.07         $  0.20            $  0.49

    Earnings (loss) per share from
     discontinued operations-
     primary                               (0.13)                0            1.81               0.03
                                         -------           -------         -------            -------
    Earnings (loss) per share-
     primary                            $  (0.17)          $  0.07         $  2.01            $  0.52
                                         =======           =======          ======            =======
    Earnings (loss) per share from
     continuing operations-fully
     diluted                            $  (0.04)          $  0.07         $  0.19            $  0.48

    Earnings (loss) per share from
     discontinued operations-fully
     diluted                               (0.13)             0.00            1.80               0.03
                                         -------           -------         -------           --------
    Earnings (loss) per share-fully
     diluted                            $  (0.17)          $  0.07         $  1.99            $  0.51
                                         =======           =======         =======           ========


   See accompanying notes to interim consolidated financial statements.

   Consolidated Statements of Cash Flows - Unaudited
   ($000)

                                                     Nine months ended
                                                 Sept. 27,       Sept. 28,
                                                   1997            1996
    CASH FROM OPERATING ACTIVITIES:
    Net income                                   $ 5,800          $ 1,464
    Adjustments to net income for expenses
     (gains) not affecting cash:
       Depreciation and amortization                 832              912
       Bad debt expense                               50              292
       Gain on disposal of property,
         plant and equipment                           0              (22)
       Gain on sale of discontinued
           businesses                             (7,391)               0
    Increase (decrease) in cash, net of the
     effects of discontinued businesses, due
     to changes in:
       Accounts receivable                         5,277            6,578
       Inventories                                   612             (251)
       Prepaid expenses and other assets          (1,169)             263
       Accounts payable                           (2,909)          (6,112)
       Income tax payable                            497                0

       Accrued expenses and other liabilities     (3,263)            (395)
                                                 -------          -------
     Cash provided by (used in) operating
       activities   . . . . . . . . . . . . .     (1,664)           2,729

    CASH USED IN INVESTING ACTIVITIES:

       Capital expenditures                         (734)            (634)
       Patents and trademarks                          0             (720)
                                                 -------          -------
       Cash used in investing activities  . .       (734)          (1,354)

    CASH FROM FINANCING ACTIVITIES:
       Increase (decrease) in notes payable         (944)            (647)
       Proceeds from long-term debt                    0              720
       Repayments of long-term debt              (11,557)          (1,410)
       Proceeds from sale of discontinued
         businesses                               23,861                0
                                                --------         --------
    Cash provided by (used in) financing
     activities   . . . . . . . . . . . . . .     11,360           (1,337)

    Cumulative translation adjustments  . . .     (1,116)            (434)
                                                --------         --------
    TOTAL CASH PROVIDED (USED)                     7,846             (396)

    CASH - BEGINNING OF THE PERIOD                     0              396
                                                 -------         --------
    CASH - END OF THE PERIOD                      $7,846          $     0
                                                 =======         ========


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

   INVENTORY:
   =================================================================
   (Amounts in thousands)                  9/27/97       12/31/96
   -----------------------------------------------------------------
   Raw Material                         $    1,945      $   5,574
   Work-in-Process                             217          1,172
   Finished Goods                            8,260         10,669
   -----------------------------------------------------------------
                                        $   10,422      $  17,415
   =================================================================

   MATERIAL CONTINGENCIES:

   A)     Financial Instruments with Off-Balance-Sheet Risk.

   To meet the financing needs of consumers of its collision repair and engine rebuilding products, the Company is, in the normal course of business, a party to financial instruments with off-balance-sheet risk. The instruments are guarantees of notes payable to financing institutions arranged by the Company. The Company performs credit reviews on all such guarantees. These guarantees extend for periods of up to six years and expire in decreasing amounts through 2001. The amount guaranteed to each institution is contractually limited to a portion of the amount financed in a given year. The notes are collateralized by the equipment financed. Proceeds from the resale of recovered equipment have generally been 80% to 90% of repurchased notes.

   The maximum credit risk to the Company at September 27, 1997 was approximately $1,900,000.

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

   Pursuant to an agreement entered into on August 18, 1997, on August 28, 1997, the Company sold for cash substantially all of the business, including certain assets and liabilities, of its Winona Van Norman Division to Van Norman Equipment Co., Inc.

   Selected unaudited financial information of these divisions is as follows:

                                                     Three Months Ended          Nine Months Ended
                                                    9/27/97       9/28/96      9/27/97      9/28/96

    Net sales                                      $  1,397      $ 6,171     $ 13,004    $ 21,079
    Income tax (benefit) applicable to income
      (loss) from operations                              0            0            4           0
    Income (loss) from measurement date
      to 9/27/97                                       (344)                     (244)
    Income tax applicable to gain
      on the disposal                                   (80)                    1,972
    Proceeds from disposal                          $ 1,244                  $ 23,861


   ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Net sales from continuing operations for the third quarter of 1997 were $7.5 million, versus $8.8 million for the third quarter of 1996. Net sales originating in North America were $3.7 million for the third quarter of 1997, compared with $3.6 million for the prior year quarter. Net sales of the European operation for the third quarter of 1997 were $3.8 million, compared with $5.2 million for the 1996 quarter due primarily to the strong U.S. dollar and generally weak business conditions in Western Europe.

   Net sales from continuing operations for the nine months ended September 27, 1997 were $27.1 million, compared with $29.4 million for the 1996 period. North American net sales for the nine months of 1997 were $12.6 million, compared with $13.1 million for the nine months of 1996, while European net sales were $14.5 million for the nine months of 1997, compared with $16.3 million for the nine months of 1996. Once again, the decline in European net sales was due primarily to the strong U.S. dollar and generally weak business conditions in Western Europe.

   Gross profit margins from continuing operations in North America were 45.0% for the third quarter of 1997 compared with 49.9% for the third quarter of 1996. European margins were 49.3% for the third quarter of 1997 versus 45.0% for the 1996 quarter. Consolidated margins were 47.2% for the 1997 quarter compared with 47.0% for the 1996 quarter. For the nine months ended September 27, 1997, North American margins were 46.8%, compared with 47.5% in the prior year period while European margins were 46.2%, compared with 46.9% in the prior year period.

   For continuing operations, the increase in consolidated operating expenses as a percent of net sales to 46.2% for the third quarter of 1997 from 44.0% for the 1996 quarter was due to the decline in net sales, as actual operating expenses declined 11%. Similarly, operating expenses as a percent of net sales increased to 42.4% for the nine months ended September 27, 1997 from 41.1% for the 1996 period while actual operating expenses declined 5%.

   Interest expense allocable to continuing operations declined 90% for the nine months ended September 27, 1997 versus the comparable period in 1996, due primarily to the application of proceeds from the sale of the Great Bend Industries Division to reduce debt.

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

   For the nine months ended September 27, 1997, the Company experienced a net increase in cash of $7.8 million, compared with a net decrease in cash for the 1996 nine month period of $400,000. The 1997 increase was primarily due to cash provided by financing activities which, as a result of the sale of the discontinued businesses and the subsequent repayment of debt, generated $11.4 million of cash. Financing activities for the 1996 period reflected a $1.3 million use of cash due to repayment of debt. Investing activities showed uses of cash due to capital expenditures of $0.7 million for the 1997 nine month period and of $0.6 million for the 1996 nine month period. The 1996 nine month period also showed a $0.7 million use of cash due to a major trademark purchase. Operating activities for the nine months of 1997 showed a $1.7 million use of cash while they generated $2.7 million for the 1996 period.

                           PART II - OTHER INFORMATION

   ITEM 6:   (a)  Exhibits

                  (11) Computation of Earnings Per Share

                  (27) Financial Data Schedule

             (b)  Form 8-K

                  On September 12, 1997, the Company filed a Current Report on Form 8-K dated August 28, 1997 to reflect (under Item 2 of Form 8-K) the Company's sale of substantially all of the business, including certain assets and liabilities, of its Winona Van Norman Division to Van Norman Equipment Co., Inc. ("VNEC") pursuant to an Asset Purchase Agreement, dated as of August 18, 1997, by and among the Company, VNEC and Cornelius E. Mieras. The Current Report on Form 8-K included (under Item 7 of Form 8-K) the following financial statements and related notes thereto: Pro Forma Condensed Consolidated Balance Sheet at June 28, 1997 and Pro Forma Condensed Consolidated Statements of Operations for the year ended December 31, 1996 and for the six months ended June 28, 1997.

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


    November 12, 1997
   -------------------
         Date

                                Index of Exhibits



     Exhibit No.     Description
     -----------     -------------------------------------------------

          (11)       Computation of Earnings Per Share

          (27)       Financial Data Schedule