Form 10-K
period 1997-12-31
HEIN WERNER CORP
filed 1998-03-31
CIK 46613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Common Stock Purchase Rights        American Stock Exchange

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

   Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998: $21,816,743

   The number of shares outstanding of each registrant's classes of common stock as of March 27, 1998: Common Stock, $1 par value -- 2,908,899 shares

   DOCUMENTS INCORPORATED BY REFERENCE:

        Definitive Proxy Statement relating to the 1998 annual meeting of shareholders (Part III of Form 10-K).

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

             THE DISPOSITIONS. In order to reposition the Company around its core business, Hein-Werner sold two of its three operating divisions in fiscal 1997: (i) the Great Bend Industries Division ("Great Bend"), located in Great Bend, Kansas, and (ii) the Winona Van Norman Division ("Winona"), located in Winona, Minnesota (together, the sale of Great Bend and Winona are referred to as the "Dispositions").

             Great Bend, which was sold for approximately $22.8 million in cash on May 29, 1997, designed, manufactured, and supplied high performance hydraulic cylinders and related hydraulic components to original equipment manufacturers in the construction, transportation, solid waste, utility, and energy industries. Great Bend employed approximately 230 people and accounted for net sales of approximately $7.4 million, $20.2 million, and $20.9 million in fiscal 1997, 1996, and 1995, respectively. Winona, which was sold for cash on August 28, 1997, designed, manufactured and supplied engineering machinery for the automotive aftermarket (primarily for automotive, truck, diesel, and high-performance engine rebuilding) and also manufactured brake lathes and related equipment. Winona employed approximately 59 people and accounted for net sales of $5.6 million, $6.7 million, and $11.0 million in fiscal 1997, 1996, and 1995, respectively. The proceeds from the Dispositions were used to reduce domestic debt levels.

             Income statement data included herein have been restated to reflect continuing and discontinued operations as a result of the Dispositions. For additional information concerning the Dispositions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to the Consolidated Financial Statements," contained herein.

             THE BUSINESS. The Company designs, manufactures, markets and sells proprietary collision repair equipment worldwide, with operations centered in North America and in Europe.

             Collision repair equipment is comprised of vehicle correction equipment for straightening collision damaged cars, vehicle alignment equipment for measuring cars as they are straightened, and heavy duty collision repair equipment for the truck market. The collision repair market is made up of autobody shops and other collision repair facilities owned by automotive dealers, franchisees, and independents. The Company's collision repair equipment is designed to straighten collision-damaged cars and trucks to original manufacturers' specifications. Using computer aided design and patented measuring systems, the Company measures each new model of automobile soon after its introduction and provides to its customers books or magnetic media that detail measurement data covering every model of car over the preceding three model years. When a damaged automobile is to undergo collision repair, an autobody repair technician applies controlled pressure to designated points on the body using chains and hydraulic pumps to restore the body to its designated size and shape utilizing the measurement equipment and specification data published by the Company.

             The majority of cars are now made with a unibody shell compared to older vehicles built with frames. Unibody vehicles are designed to better absorb the impact of a collision which necessitates more vehicle straightening and a higher degree of accuracy in measuring vehicles as they are straightened. The closer tolerances needed in repairing unibody vehicles requires the use of sophisticated straightening and measurement systems such as those designed, manufactured, and marketed by the Company. The insurance industry and automobile manufacturers encourage the use of such systems.

             In North America, the Company services the market with its Kansas Jack,/R/ Blackhawk,/R/ Hein-Werner Heavy Duty,/R/ and Hein-Werner SHARK/R/ brands. The Company's strategy is to offer the most complete line of collision repair equipment available in the marketplace at a range of price levels. The product offering is a full range of frame straightening and vehicle alignment equipment for both trucks and automobiles including floor-pull correction systems, rack and bench repair systems, and universal and dedicated vehicle alignment systems employing state of the art technology for laser, mechanical, and ultrasonic measurement of collision damaged vehicles. From North America, the Company services the markets in North and South America, the Caribbean, and certain Pacific Rim countries.

             The Company serves the rest of the international market through wholly-owned subsidiaries in Europe. European operating units accounted for approximately 53% of the Company's 1997 collision repair sales. International operations are headquartered in Strasbourg, France. The Company maintains manufacturing and sales facilities in the United Kingdom and Italy; distribution and training facilities in France; and sales offices in France and Germany.

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

             The Company markets its collision repair products through sales representatives, equipment distributors, automotive jobbers, and a direct sales force, depending upon the country and local market. The Company also participates in the equipment programs of all major U.S. and foreign automotive manufacturers including Ford, General Motors, Chrysler, Nissan, Toyota, Hyundai, Peugeot, and Volvo, and national tool marketing programs of the companies. The Company's products have been approved by all major European automobile manufacturers. Such approvals provide the Company with a significant competitive advantage.

             Sales of the Company's SHARK/R/ product represented approximately 28.7%, 26.2% and 25.4% of the Company's net sales for the years ended December 31, 1997, 1996, and 1995, respectively.

             RAW MATERIALS. The Company's principal raw materials are steel products, castings, and forgings. The Company customarily procures its castings and forgings from unaffiliated foundries. Steel products are purchased by the Company from a number of steel mills and steel service centers. The principal materials and supplies used by the Company can ordinarily be procured in the general market. Raw materials, parts, and components are purchased from many different sources, generally on a purchase order basis.

             MANUFACTURING/PRODUCT SOURCING. The Company has supply arrangements with manufacturers in Taiwan and the People's Republic of China for equipment manufactured exclusively to the Company's standards and specifications. Such equipment is shipped to the Company's facilities in Wisconsin and France for packaging and shipment to the Company's customers.

             The Company has the ability to switch sources of manufacturing to take advantage of wage rates, foreign exchange rates, foreign trade developments, and other factors. The Company can manufacture products domestically as well.

             PATENTS AND TRADEMARKS. The Company owns certain patents and trademarks which are considered to be important to the success of the Company. The remaining term on the Company's patents is one to seventeen years.

             SEASONALITY. The Company experiences a significant decline in order demand during July and August.

             CUSTOMERS. The Company is not dependent upon a single customer or on a few customers, the loss of which would have a material adverse effect on the Company.

             BACKLOG. The estimated amount of backlog at December 31, 1997 was approximately $1.2 million; the comparable figure for December 31, 1996 was approximately $2.4 million. The Company anticipates that all orders on hand as of December 31, 1997 will be filled during 1998. Most orders are filled within three months.

             COMPETITION. The Company experiences intense competition with numerous domestic and foreign producers. Some of the Company's competitors are significantly larger than the Company and have substantially greater resources. The Company expects that it will continue to encounter highly competitive conditions. The Company believes that it competes favorably primarily on the basis of the Company's recognized brand names, reputation for product innovation and engineering of high quality products, and the Company's distribution channels.

             RESEARCH AND DEVELOPMENT. The Company has 15 engineering employees who devote all or a portion of their time to the development and improvement of its products, and many of the features of the Company's products are the result of its own development work. The Company spent approximately $1.0 million, $1.2 million, and $1.2 million in the years ended December 31, 1997, 1996, and 1995, respectively, on engineering and research activities for continuing operations relating to product development and improvement, all of which were Company sponsored.

             IMPACT OF ENVIRONMENTAL LEGISLATION. The Company did not during 1997, nor does it expect to during 1998, experience any material capital expenditures as a result of federal, state, or local environmental legislation.

             FOREIGN AND EXPORT SALES. Information concerning foreign and export sales is part of the "Notes to Consolidated Financial Statements" and "Geographic Data," which can be found in "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," Item 8 of this report.

             EMPLOYEES. The Company's continuing operations had about 250 and 253 employees at the end of 1997 and 1996, respectively, none of whom were represented by labor unions. The Company considers its employee relations to be satisfactory.

             MISCELLANEOUS. On January 23, 1998, the Company paid a 5% stock dividend to shareholders of record on January 2, 1998.

   ITEM 2.   PROPERTIES

             The following table sets forth certain information with respect to the principal manufacturing facilities (20,000 square feet or more) which the Company uses in its operations:

                                  Owned         Expiration        Square
             Location           or Leased     Date of Lease       Footage

    Baraboo, WI                   Leased      December 2005        73,000
    Ashford, Kent, England        Leased      September 2002       20,000
    Verona, Italy                 Leased       August 1999         43,000

             Sales, marketing, administrative, and distribution and training facilities are leased in Wisconsin, France, and Germany. The properties above are considered to be adequate for present and planned future business.

   ITEM 3.   LEGAL PROCEEDINGS

             The Company is involved in various legal proceedings, claims, and administrative actions arising in the normal course of business. For additional information, see the footnote "Commitments and Contingencies" in "Notes to Consolidated Audited Financial Statements" (Item 8 of this report).

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company did not submit any matters to a vote of its security holders during the fourth quarter of 1997.

                        EXECUTIVE OFFICERS OF REGISTRANT

             Set forth below is certain information concerning the executive officers of the Registrant as of March 27, 1998:

    Name, Age and Position        Business Experience During Past 5 Years

    Joseph L. Dindorf, 57         President and Chief Executive Officer,
    President and Chief           Hein-Werner Corporation (elected in
    Executive Officer             1976).

    Reinald D. Liegel, 55         Senior Vice President-Technology, Hein-
    Senior Vice President-        Werner Corporation (elected June, 1988).
    Technology

    Jean-Paul Barthelme, 60       Vice President, and President of European
    Vice President, and           Operations, Hein-Werner Corporation
    President-European            (elected September, 1988).
    Operations

    Michael J. Koons, 58          Vice President-Industrial Relations and
    Vice President-Industrial     Personnel, Hein-Werner Corporation
    Relations and Personnel       (elected in 1979).

    Maurice J. McSweeney, 59      Elected March, 1983; partner, Foley &
    Secretary                     Lardner, attorneys, Milwaukee, Wisconsin.

             The officers of Registrant are elected annually by the Board of Directors following the Annual Meeting of Shareholders and each officer holds office until his successor has been duly elected and qualified or until his prior death, resignation, or removal.

                                     PART II

   ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
             RELATED SECURITY HOLDER MATTERS

             The Company's Common Stock is listed on the American Stock Exchange under the symbol "HNW." The following table sets forth the range of high and low closing sales prices per share as reported on the American Stock Exchange for the Company's Common Stock and the cash dividends declared per share of Common Stock thereon during the periods indicated. The Company paid a 5% stock dividend on (i) January 24, 1997 to shareholders of record on January 3, 1997 and (ii) January 23, 1998 to shareholders of record on January 2, 1998.

                                        Closing sale price          Cash
                                                                  dividends
                                        High           Low        declared
    1996
         4th quarter  . . . . . .         $7.250       $6.250        --
         3rd quarter  . . . . . .          8.000        5.750        --
         2nd quarter  . . . . . .          8.750        5.813        --
         1st quarter  . . . . . .          6.375        4.250        --

    1997
         4th quarter  . . . . . .         $8.375       $6.875        --
         3rd quarter  . . . . . .          8.375        7.250        --
         2nd quarter  . . . . . .          8.250        6.375        --
         1st quarter  . . . . . .          7.500        6.375        --



   As of March 27, 1998, the closing sales price of the Company's Common Stock, as reported on the American Stock Exchange, was $7.50 per share. As of that date there were approximately 568 holders of record of the Company's Common Stock. Holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. The Company's credit agreement with domestic banks, which is not currently being utilized, contains a restriction against the payment of cash dividends which could be enforced should the Company begin to utilize this credit facility.

   ITEM 6.   SELECTED FINANCIAL DATA

   (Amounts in thousands, except per share data)

                                1997      1996     1995     1994      1993

    Net sales from
     continuing operations   $39,037   $41,696  $41,819  $36,615   $33,515
    Net income (loss) from
     continuing operations     1,337     1,908      892      281    (1,622)
    Net income (loss) . . .    6,299     2,176    1,013      827    (1,576)
    Earnings per share from
     continuing operations -
    basic . . . . . . . . .     0.46      0.66     0.31     0.10     (0.56)
    Earnings per share -
     basic  . . . . . . . .     2.17      0.75     0.35     0.29     (0.55)
    Earnings per share from
     continuing operations -
     diluted  . . . . . . .     0.42      0.57     0.26     0.08     (0.56)1
    Earnings per share -
     diluted  . . . . . . .     1.96      0.69     0.32     0.24     (0.55)1
    Total assets  . . . . .   37,348    45,598   49,657   46,101    45,345
    Long-term debt,
     excluding current
     installments . . . . .      310    10,161   10,902   13,256    14,071
    Cash dividends declared
     per common share . . . $   0.00  $   0.00 $   0.00 $   0.00  $   0.00

   Per share data has been restated to give effect to stock dividends paid through January 23, 1998.

   1  Diluted earnings per share was anti-dilutive for this period.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion includes forward-looking statements that reflect management's current assumptions and estimates concerning the Company's performance and financial results. Each forward-looking statement contained herein is either preceded by or contained in a paragraph beginning with the phrase, "management expects" or words of similar import. A variety of factors could cause the Company's actual results to differ materially from the anticipated results. These factors include, but are not limited to, increased competition; unfavorable fluctuation of currency exchange rates; rising interest rates; instability of foreign governments; and the escalation of raw material prices, primarily steel.

        During 1997, the Company sold its Engine Rebuilding and Fluid Power industry segments for cash. The remaining segment is Collision Repair with operations in North America and Europe. Operations are categorized by where sales originate from, North America or Europe. North American operations mainly serve markets in the United States, Central America, South America, the Caribbean, Canada, and Mexico while operations in Europe mainly serve markets in Europe, Russia, Japan, the Pacific Rim, the People's Republic of China, South Korea, New Zealand, Africa, India, the Middle East, Indochina, and Australia. The income statement data herein have been restated to reflect continuing and discontinued operations. Balance sheet information for prior years has not been restated. Additional information concerning the discontinued operations is included in the Notes to the Consolidated Financial Statements.

   Results of Operations

        Net sales

        Consolidated net sales for 1997 decreased 6.4% from 1996 following virtually no change between 1996 and 1995.

   (Amounts in
   thousands)             1997      1996      1995
   North America       $18,220   $18,510   $15,777
   Europe               20,817    23,186    26,042
                        ------    ------    ------
   Total net sales     $39,037   $41,696   $41,819
                        ======    ======    ======


        Sales by the Company's North American operations remained steady between 1997 and 1996, following an increase between 1995 and 1996 of 17.3%.

        European operations experienced a 10.2% decline in sales following an 11.0% decrease between 1996 and 1995. The decrease between 1996 and 1997 resulted from unfavorable foreign exchange translation reflecting weak business conditions in certain European countries as well as the downturn in the Asian markets during 1997. The decrease between 1995 and 1996 resulted from a weakening in both the French and German markets.

        Management expects sales levels to improve in 1998. During 1997, we restructured our business units on a country-by-country basis in an effort to meet current and future economic demands. Our North American operation is expected to remain strong with potential for future growth in the Latin American region. International sales made through European operations should improve with strong growth potential in the East European countries as well as Turkey, China, Russia, and the Ukraine. Weakness in the Southeast Asia economy may adversely impact European sales; however, management expects such impact to be less than in 1997.

        Costs and profit margins

        Gross profit as a percent of net sales decreased 1.5% between 1997 and 1996 mainly due to reduced sales volume, pricing pressure and unfavorable exchange rates in the European markets. Gross profit percentages in North American markets remained stable between 1997 and 1996. The 1996 gross profit as a percent of sales decreased 1.0% from 1995. Gross margins in the markets served by North American operations rose 10.0% between 1995 and 1996 while margins for European markets for the same time period declined 6.9%.

        The North American operations were able to maintain gross profit percentages despite pricing pressures for certain products due to several reasons. The manufacturing facility implemented procedures to improve productivity while maintaining its fixed costs. This work process improvement led to their receipt of ISO 9002 certification during 1997. Strong sales of more advanced equipment during 1997 resulted in higher margins for the Company because these sales were typically direct to the end-user. This benefit was partially offset by commissions paid to distributors. In addition, the North American operation continues to benefit from the value engineering program. This program involves reengineering products to reduce their material cost content and to better utilize raw material in the production process.

        The gains maintained in the North American operation were offset, however, by lower margins in the markets served by the European operations. Margins in certain countries were lower due to overall economic conditions fostering pricing pressures and unfavorable exchange rates.

        Operating expenses and profit

           (Amounts in               1997        1996        1995
           thousands)
           Operating expenses      $16,518     $16,865     $18,168

           Operating profit        $ 1,809     $ 2,970     $ 1,937

        Operating expenses for 1997 were 2.1% below the 1996 level. This reduction in operating expenses was achieved even with the inclusion of restructuring charges incurred for the elimination of the sales office in Geneva, Switzerland. Operating expenses in 1996 were down 7.2% from 1995. The decreases in these two years can be attributed to the Company's continued emphasis on cost control. Over the past several years, insurance premiums have been reduced due to favorable workers' compensation experience, a favorable settlement of a patent infringement lawsuit during 1996 allowed the Company to recover fees incurred in prior years, and the 1995 restructuring of the German sales office reduced both marketing and administrative expenses during 1996 and 1997.

        Operating profits decreased 39.1% between 1997 and 1996 mainly due to reduced sales and margins from the European operations. Operating profit rose 53.3% from 1995 to 1996 mainly due to above-mentioned cost reduction programs and the restructuring of the German sales office.

        Operating expenses as a percent of net sales for 1997 increased 4.7% over 1996 due to reduced sales volume. Operating expenses as a percent of net sales decreased 6.9% between 1996 and 1995 due to the restructuring of the German sales office during 1995 and continued emphasis on cost control.

        Nonoperating income and expense

        Historically, interest expense has been the largest component of nonoperating expense, consisting of interest paid to banks, leasing companies, and other lenders for borrowed money or for capitalized leases. Interest expense was reduced during 1997 as the result of the Company applying the proceeds from the sale of discontinued businesses to reduce domestic debt levels by 97.5%. European debt levels were also reduced due to improved cash flow in 1997. Improved cash flow during 1996 allowed the Company to lower overall borrowing levels. The reduction in 1996 was combined with a negotiated reduction in interest rates during the last half of the year. Both of these factors provided for a 21.7% reduction in interest expense between 1996 and 1995.

   (Amounts in thousands)           1997       1996        1995
   Interest expense               $   95      $  775      $  990
   Loss on foreign exchange          161         207         135
   Miscellaneous, net                (81)        (42)        (44)
                                   -----       -----       -----
   Total nonoperating expense,
    net                           $  175      $  940      $1,081
                                   =====       =====       =====

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

        Income tax expense

        Income tax expense from continuing operations in 1997 was entirely from European operations. No income tax was allocated to continuing North American operations since all of such current tax expense would have been completely offset by the reduction of the previously established valuation reserve for deferred tax assets. Thus, all North American income tax was allocated to the discontinued North American operations. Income tax expense in 1996 was primarily from European operations, as North American operations were able to make use of net operating loss carryforwards. The income tax benefit recorded in 1995 was the result of recoverable income taxes from net operating loss carrybacks and the favorable resolution of audits of prior year tax returns.

        Discontinued operations

        Effective May 29, 1997, the Company sold for cash substantially all of the business and assets, and transferred certain of the liabilities, of its Great Bend Industries fluid power division. The fluid power division designed, manufactured, and supplied high performance single-acting, double-acting, and telescopic hydraulic cylinders and related hydraulic components to original equipment manufacturers in the construction, transportation, solid waste, utility, and energy industries.

        Effective August 28, 1997, the Company sold for cash substantially all of the business, including certain assets and liabilities, of its Winona Van Norman engine rebuilding division. The engine rebuilding division designed, manufactured, and supplied advanced machinery for the automotive aftermarket, primarily for automotive, truck, diesel, and high-performance engine rebuilding. The division also manufactured brake lathes and related equipment, as well as provided contract machining services.

   Financial Condition

        Liquidity

        Net income adjusted for noncash items for 1997 decreased $3.7 million from 1996 mainly due to expenses associated with the sale of the discontinued operations combined with the satisfaction of associated lease and accounts payable commitments. In 1996, net income adjusted for noncash items increased $484,000 over the previous year's level.

   (Amounts in thousands)                 1997         1996         1995
   Net income (loss)                    $ 6,299      $ 2,176      $ 1,013
   Adjustments for noncash items         (6,342)       1,523        2,202
                                         ------       ------       ------
                                            (43)       3,699        3,215
   Changes in cash from certain
    assets and liabilities                 (177)        (724)      (2,676)
                                         ------       ------       ------
   Cash provided by operating
    activities                         $   (220)     $ 2,975      $   539
                                         ======       ======       ======

        Management expects cash provided by operating activities to supply the Company with sufficient cash to satisfy debt service requirements and investments in capital assets in 1998.


   (Amounts in thousands)       1997         1996         1995
   Current assets             $33,386      $37,090      $41,525
   Current liabilities         12,885       16,197       20,749
                             --------     --------     --------
   Working capital            $20,501      $20,893      $20,776
                             ========     ========     ========

   Current ratio             2.6 to 1     2.3 to 1     2.0 to 1
                             ========     ========     ========

        During 1997, the Company completed the sale of both the Great Bend Industries fluid power division and the Winona Van Norman engine rebuilding division. Both sales were cash transactions. Current assets and liabilities from the discontinued operations were $10.8 and $1.1 million in 1996 and $13.8 and $4.6 million in 1995, respectively. The proceeds from these transactions were used to reduce domestic debt levels. The Company's current ratio continued to improve in 1997 and working capital remained strong. In 1996, the Company maintained inventory levels while increasing accounts receivable collections allowing a significant reduction in accounts payable and notes payable. The Company repaid $1.3 million of subordinated debt on schedule during the last half of 1996 while reducing overall debt levels by 2.8%.

   Financing Activities

        Credit arrangements in Europe are short-term in nature and designed to satisfy seasonal fluctuations in liquidity requirements. Those arrangements are renewed annually and management expects they will be sufficient to support the needs of the Company's European operations in 1998.

        The Company currently is not utilizing its credit agreements with domestic banks. Cash remaining from the sale of the two divisions after reducing domestic debt levels is invested in short-term instruments. At the end of the year, the Company entered into an agreement with Massachusetts Mutual Life Insurance Company to repurchase certain warrants to purchase Company common stock that arose from convertible subordinated debt which was repaid during 1996 and 1997. This transaction will have a positive impact on future earnings per share by reducing common stock dilution. During 1996, the Company had a maximum $12.0 million credit line dependent on the balances of underlying collateral. At December 31, 1996, based on the balances of underlying collateral, the Company could borrow $8.4 million of the line of credit of which $6.1 million was utilized. Management intends to expand into one or more complementary and counter-cyclical businesses during 1998. Management believes that the current cash position, along with cash provided by operating activities, will be sufficient to satisfy the cash needs of the Company's North American operations and that adequate financing will be obtained, if required, for any future acquisition activity.

   Year 2000 Compliance

        Many software programs will experience malfunctions associated with the turning of the year 2000. The Company has undertaken a review of potential year 2000 concerns, and management expects that the Company will be year 2000 compliant by the end of 1998. The Company's North American operation currently is compliant and management expects the European operations to be compliant prior to the end of 1998. Management does not expect the cost of the year 2000 compliance to have a material adverse effect on its financial results.


   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      Index

                              Report of Management

                          Independent Auditors' Report

                        Consolidated Statements of Income

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

        The Audit Committee of the Board of Directors is composed of three nonemployee directors who meet periodically with the independent auditors and the Company's management. This Committee considers the audit scope, discusses financial and reporting subjects and reviews management actions on these matters. The independent auditors have full and free access to the Audit Committee.

                       /s/ Mary L. Kielich      /s/ Joseph L. Dindorf

                       Mary L. Kielich          Joseph L. Dindorf
                       Corporate Controller          President and Chief
   Executive Officer

   Waukesha, Wisconsin
   February 13, 1998

                          INDEPENDENT AUDITORS' REPORT

   The Board of Directors and Stockholders of Hein-Werner Corporation:

        We have audited the accompanying consolidated balance sheets of Hein-Werner Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hein-Werner Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                      /s/ KPMG Peat Marwick LLP

                                      KPMG Peat Marwick LLP

   Milwaukee, Wisconsin
   February 13, 1998

                        CONSOLIDATED STATEMENTS OF INCOME


   Years Ended December 31:
   (Amounts in thousands, except
   per share data)                      1997          1996          1995
   Net sales                          $39,037        $41,696       $41,819
   Cost of sales                       20,710         21,861        21,714
                                       ------         ------        ------
   Gross profit                        18,327         19,835        20,105

   Selling, engineering, and
    administrative expenses            16,518         16,865        18,168
                                       ------         ------        ------
   Operating profit                     1,809          2,970         1,937

   Interest expense, net                   95            775           990
   Other expense, net                      80            165            91
                                       ------         ------        ------
   Income from continuing
     operations, before income tax      1,634          2,030           856
   Income tax expense (benefit)           297            122           (36)
                                       ------         ------        ------
   Net income from continuing
     operations                         1,337          1,908           892

   Discontinued businesses:
   Income (loss) from operations
     of discontinued businesses,
     net of related income tax            (79)           268           121
   Gain on the disposal of
     discontinued businesses, net
     of related income tax              5,041            ---           ---
                                       ------         ------        ------

   Net income                         $ 6,299        $ 2,176       $ 1,013
                                       ======         ======        ======
   Earnings per share from
     continuing operations - basic    $  0.46        $  0.66       $  0.31

   Earnings per share from
     discontinued operations -
     basic                               1.71           0.09          0.04
                                       ------         ------        ------
   Earnings per share - basic         $  2.17        $  0.75       $  0.35
                                       ======         ======        ======
   Earnings per share from
     continuing operations
     - diluted                        $  0.42        $  0.57       $  0.26

   Earnings per share from
     discontinued operations
     - diluted                           1.54           0.12          0.06
                                        -----         ------         -----
   Earnings per share - diluted       $  1.96        $  0.69       $  0.32
                                        =====         ======        ======

   See accompanying notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
   As of December 31:                                1997          1996
   (Amounts in thousands, except share data)
   Assets
   Current Assets:

     Cash and cash equivalents                     $ 9,696       $    ---
     Accounts receivable, net                       12,180         18,794
     Inventories                                     9,876         17,415
     Prepaid expenses and other                      1,634            881
                                                    ------         ------
     Total current assets                           33,386         37,090
                                                    ------         ------

   Property, plant, and equipment, net               2,800          5,451
   Other assets                                      1,162          3,057
                                                    ------         ------
                                                   $37,348        $45,598
                                                    ======         ======
   Liabilities and Stockholders' Equity
   Current Liabilities:
     Notes payable                                 $ 2,674        $ 3,281
     Current installments of long-term debt             91          1,856
     Accounts payable                                4,530          4,873
     Other current liabilities                       5,590          6,187
                                                    ------         ------
     Total current liabilities                      12,885         16,197
                                                    ------         ------
   Long-term debt, excluding current
    installments                                       310         10,161
   Other long-term liabilities                       2,051          1,304
                                                    ------         ------
   Commitments and contingencies
     Total liabilities                              15,246         27,662
                                                    ------         ------

   Stockholders' Equity:
     Common stock of $1 par value per share
      Authorized: 20,000,000 shares; Issued:
      2,770,630 and 2,629,320 shares
      at December 31, 1997 and 1996,
      respectively                                   2,771          2,629
     Capital in excess of par value                 11,769         11,995
     Retained earnings                               8,312          2,921
     Cumulative translation adjustments               (750)           443
                                                    ------         ------
                                                    22,102         17,988

   Less cost of common shares in treasury -
     3,104 at December 31, 1996                        ---             52
                                                    ------         ------
     Total stockholders' equity                     22,102         17,936
                                                    ------         ------
                                                   $37,348        $45,598
                                                    ======         ======

   See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   Years Ended December 31:
   (Amounts in thousands)                    1997        1996        1995
   Cash From Operating Activities:
   Net income                               $ 6,299     $ 2,176     $ 1,013


   Adjustments to reconcile net income
     to cash provided by operating
     activities:
     Adjustments to net income for items
      not using or providing cash:
        Depreciation and amortization           837       1,103       1,234
        Bad debt expense                        265         420         970
        Gain on sale of property, plant
         and equipment                          (23)        ---          (2)
        Gain on sale of discontinued
         business                            (7,421)        ---         ---
     Increase (decrease) in cash due to
      changes in:
        Accounts receivable                   3,492       4,063      (4,372)

        Inventories                           1,157        (144)     (1,117)
        Prepaid expenses and other
         assets                                (327)        (75)        806
        Accounts payable                     (1,343)     (4,358)      1,929
        Other liabilities                    (3,156)       (210)         78
                                             ------      ------      ------
     Cash provided by (used in)
      operating activities                     (220)      2,975         539
                                            -------      ------      ------
   Cash From Investing Activities:
   Capital expenditures                        (859)     (1,139)     (1,174)
   Proceeds from sale of property,
    plant, and equipment                        ---          14          28
                                            -------      ------      ------
     Cash used in investing activities         (859)     (1,125)     (1,146)
                                            -------      ------      ------
   Cash From Financing Activities:
   Increase (decrease) in notes payable        (607)       (928)      1,020
   Proceeds from long-term debt                 ---         551         163
   Proceeds from sale of discontinued
    businesses                               23,861         ---         ---
   Proceeds from exercise of stock
    options                                      60         ---         ---
   Repayment of long-term debt              (11,346)     (1,485)     (1,363)
                                            -------     -------     -------
     Cash provided by (used in)
      financing activities                   11,968      (1,862)       (180)
                                            -------     -------     -------
   Cumulative translation adjustments        (1,193)       (384)        717
                                             ------     -------     -------

   Total cash provided (used)                 9,696        (396)        (70)

   Cash and cash equivalents - beginning
    of year                                     ---         396         466
                                            -------     -------     -------
   Cash and cash equivalents - end of
    year                                    $ 9,696    $    ---     $   396
                                           ========     =======     =======

   See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Summary of Significant Accounting Policies

   (A) NATURE OF OPERATIONS

        The Company is a worldwide manufacturer and marketer of collision repair equipment. The Company has manufacturing operations and offices in the United States and Europe, with distribution channels throughout the rest of the world. During 1997, the Company sold its Engine Rebuilding and Fluid Power industry segments.

   (B) FINANCIAL STATEMENT PRESENTATION

        The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   (C) CASH EQUIVALENTS

        For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

   (D) INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") basis. Inventory which is repossessed is recorded at the lesser of its original FIFO cost, the amount receivable from the customer, or its fair market value.

   (E) PROPERTY, PLANT, AND EQUIPMENT

        The cost of plant and equipment is depreciated over the estimated useful lives of the respective assets using the straight-line method. Major replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred.

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

   (G) LONG-LIVED ASSETS

        Long-lived assets and certain identifiable intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

   (H) NONCURRENT RECEIVABLES

        Certain accounts receivable from distributors in the Collision Repair segment were renegotiated during 1993 to notes with payment schedules which extend beyond one year. These notes, which bear an interest rate of 8%, have been collateralized with personal guarantees of the owners, partners, and principals of the distributors and are presented as noncurrent assets. The allowance for uncollectible notes is management's estimate of uncollectible amounts based upon a review of the outstanding balances.

   (I) REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

        Sales are recognized upon shipment of products to equipment distributors, automotive jobbers, warehouse distributors, and retail dealers for resale, and on shipments directly to end-users. Estimated losses on accounts receivable and guaranteed notes are provided for in allowance for losses.

        The Company extends customary industry credit terms to customers in North America and in Europe. Sales outside these regions are generally supported by letters of credit. Accounts receivable from resellers of equipment are generally collateralized by the products sold and the Company also obtains guarantees from some owners, partners, or principals.

        When product is repossessed for which the Company has obtained a guarantee, the guarantor takes possession of the product and the Company records a receivable from the guarantor. If there is no third party guarantor, the Company takes possession of the equipment and charges any recognizable loss to an allowance account established for that purpose.

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

   (K) TRANSLATION OF FOREIGN FINANCIAL STATEMENTS

        Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates and the statements of operations are translated at the average exchange rates for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated as a separate component of stockholders' equity until the entity is sold or liquidated, at which time any gain or loss is included in net earnings.

        The Company enters into forward foreign exchange contracts relating to the anticipated settlement in local currencies of intercompany purchases. These contracts generally require the Company to exchange U.S. dollars for foreign currencies. The contracts are marked to market, and the related adjustment is recognized in other expense, net. Intercompany purchases and sales are eliminated at the consolidated level. At December 31, 1997, the Company had outstanding forward exchange contracts to buy approximately $487,000 in foreign currencies of countries in which it operates.

        Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in net earnings.

   (L) ADVERTISING EXPENSES

        The Company incurred advertising costs for continuing operations of approximately $845,000 in 1997, $938,000 in 1996, and $1,184,000 in 1995.
   Advertising costs are expensed as incurred.

   (M) RESEARCH & DEVELOPMENT EXPENSES

        The Company incurred research and development costs for continuing operations of approximately $1,019,000 in 1997, $1,151,000 in 1996, and $1,166,000 in 1995. Research and development costs are expensed as incurred.

   (N) EARNINGS PER SHARE

        Earnings per share ("EPS") data and weighted average shares outstanding have been restated for all years presented to give effect to the 5% stock dividend paid January 23, 1998 and all previous stock dividends.

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, on December 15, 1997. This Statement replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Basic EPS does not consider common stock equivalents as did primary EPS. Diluted EPS reflects the dilution that would occur if convertible debt securities and employee stock options were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The computation of diluted EPS uses "if converted" and "treasury stock" methods to reflect dilution in a manner similar to fully diluted EPS under Accounting Principles Board ("APB") Opinion No. 15. The statement requires that at adoption, all prior period EPS data presented be restated (including interim financial statements, summaries of earnings, and selected financial data).

        As adjusted for stock dividends, the number of shares used in calculating basic earnings per share was 2,896,000 in 1997, 2,895,000 in 1996, and 2,888,000 in 1995. The number of shares used in calculating diluted earnings per share was 3,258,000 in 1997, 3,631,000 in 1996, and 3,659,000 in 1995. The difference between the number of shares used in the two calculations is due to the convertible debt securities and employee stock options.

   (O) STOCK OPTION PLAN

        Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the "fair-value-based method" defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure when required by SFAS No. 123.

   (P) RECLASSIFICATIONS

        Certain amounts in 1996 and 1995 have been reclassified to conform to the 1997 presentation.

   (Q) PENDING ACCOUNTING CHANGES

        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. As a result , the Company will be required to separately report comprehensive income components previously excluded from net income. Comprehensive income includes all changes to equity during a period except those resulting from investments by or distributions to shareholders. Because comprehensive income is subject to external factors beyond the Company's control, including, but not limited to, foreign currency fluctuations and economic factors, the impact from SFAS No. 130 cannot be estimated at this time.

    Accounts Receivable
    (Amounts in thousands)                 1997            1996
    Accounts receivable                    $13,750        $20,445
    Less allowance for losses                1,570          1,651
                                            ------         ------
                                           $12,180        $18,794
                                            ======         ======

    Inventories
    (Amounts in thousands)                   1997           1996
    Raw material                            $ 2,065        $ 5,574
    Work-in-process                             958          1,172
    Finished goods                            6,853         10,669
                                             ------         ------
                                            $ 9,876        $17,415
                                             ======         ======

    Property, Plant, and Equipment, Net

    (Amounts in thousands)                 1997             1996
    Land                                   $   ---           $   90
    Buildings                                1,191            3,125
    Machinery and equipment                  6,338           14,361
                                            ------           ------
                                             7,529           17,576
    Less accumulated depreciation            4,729           12,125
                                            ------           ------
                                           $ 2,800          $ 5,451
                                            ======           ======

    Other Assets
    (Amounts in thousands)                1997               1996
    Patents and trademarks                  $1,033            $1,359
    Goodwill                                   141             2,282
                                            ------            ------
                                             1,174             3,641
    Less accumulated amortization              720             1,467
                                            ------            ------
    Net intangibles                            454             2,174
    Noncurrent notes receivable                850             1,159
    Less allowance for
     uncollectible notes                       473               500
                                            ------            ------
    Net notes receivable                       377               659
    Other                                      331               224
                                            ------            ------
                                            $1,162            $3,057
                                            ======            ======


        The fair value of noncurrent notes receivable is estimated using discounted cash flows on expected payments to be received based on the terms of the notes and current interest rates. The fair value of the noncurrent notes receivable is estimated to be approximately $340,000 and $532,000 at December 31, 1997 and 1996, respectively.

   Short-term Borrowings and Lines of Credit

        The Company has various unsecured lines of credit with foreign banks aggregating $6,168,000. The amount of unused available borrowings under these various lines of credit was $3,494,000 at December 31, 1997. The weighted average interest rate on outstanding amounts was 5.85% and 7.5% at December 31, 1997 and 1996, respectively.

        In addition, the Company has the ability to borrow funds outside of these lines of credit at foreign banks by using local currency receivables as collateral. The Company was not utilizing this facility as of December 31, 1997.

    Other Current Liabilities

    (Amounts in thousands)                  1997            1996

    Accrued payroll and related           $ 1,684          $ 2,199
     expenses
    Accrued commissions                       876            1,055
    Other accrued expenses                  2,031            2,667
    Accrued income taxes                      999              266
                                           ------           ------
                                          $ 5,590          $ 6,187
                                           ======           ======

    Long-term Debt
    (Amounts in thousands)                   1997             1996
    Revolving credit agreement            $     ---         $ 6,070
    8% Convertible subordinated
      notes due 1996 to 1999                    ---           3,375

    11.5% Financing due to 2000                 ---             791
    8.75% Financing due to 2004                 ---             272
    5.0% Financing due to 2002                  ---             188
    Capitalized leases due to 2005              112             670
    Other                                       289             651
                                            -------         -------
                                                401          12,017
    Less current installments of
      long-term debt                             91           1,856

                                            -------         -------
    Total long-term debt, excluding
      current installments                     $310         $10,161
                                            =======          ======


        Aggregate required annual principal payments, including capital leases, for the next five years are:

                   (Amounts in thousands)
                   1998                                $  91
                   1999                                  104
                   2000                                  130
                   2001                                   76
                   2002                                  ---

        The Company is not currently using its credit arrangements with domestic banks, however a line of $6.0 million is available. Were this facility to be utilized, borrowings would be based on the availability of collateral assets, primarily inventory and accounts receivable, and would be at an interest rate of prime plus .65%. The prime rate at December 31, 1997, was 8.5%.

        The 8% convertible subordinated notes were convertible into common stock at a price of approximately $5.98 per share after giving effect to the 5% stock dividend paid January 24, 1997. The note agreement, as modified in 1994, also called for the issuance of nondetachable warrants, fixed in price and quantity, to purchase common stock when scheduled principal repayments were made. Under the agreement, 179,000 of exercisable warrants were issued in 1996 at an exercise price of $5.98. A similar number of warrants was to be issued when scheduled principal repayments were made in 1997 and 1998. All of the warrants issued under the agreement were to expire when the final scheduled principal repayment was to be made in 1999. The notes were repaid on May 29, 1997 and warrants were issued concurrently to the holder of the notes. On December 30, 1997 the Company entered into an agreement to repurchase all of the approximately 750,000 outstanding warrants for $1.0 million.

        The 11.5% financing was collateralized by machinery and equipment with a net book value at December 31, 1996 of $1.1 million. The 8.75% financing was collateralized by buildings and fixtures with a net book value at December 31, 1996 of $565,000. In 1995, the Company entered into a 5% financing arrangement with a county in the state of Kansas allowing borrowings up to $195,000. The borrowings were collateralized by a second mortgage on buildings and fixtures with a net book value at December 31, 1996 of $933,000. Each of these obligations was repaid in conjunction with the sale of the discontinued operations.

        Included in other long-term debt is a liability for the present value, discounted at the Company's current borrowing rate, of future payments expected to be made in connection with the acquisition of distribution and trademark rights to Blackhawk collision repair equipment for Central and South America and selected Asian markets.

        The fair value of the Company's long-term debt was estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of long-term debt approximated fair value at December 31, 1997 and 1996.

        Interest paid during 1997, 1996, and 1995 was $145,000, $1,524,000, and $1,842,000, respectively.

   Commitments and Contingencies

   (A) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

        The maximum credit risk to the Company at December 31, 1997 and 1996 was approximately $1,538,000 and $2,199,000, respectively. Proceeds from guaranteed notes totaled approximately $241,000, and $728,000 in 1997 and 1996, respectively.

        In 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
   This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of this pronouncement did not have a material impact on the Company's financial position, results of operations, or liquidity.

   (B) LITIGATION

        The Company is involved in legal proceedings, claims, and administrative actions arising in the normal course of business. In the opinion of management, the Company's liability, if any, under any pending litigation or administrative proceeding would not materially affect its financial condition or operations.

   (C) ENVIRONMENTAL CLAIMS

        From time to time, the Company is identified as a potentially responsible party in environmental matters primarily related to waste disposal sites which contain residuals from the manufacturing process which were previously disposed of by the Company in accordance with applicable regulations in effect at the time of disposal. Materials generated by the Company in these sites have been small and claims against the Company have been handled on a de minimis basis. In addition, the Company has indemnified purchasers of property previously sold by the Company against any environmental damage which may have existed at the time of the sale. In the opinion of management, the Company's liability, if any, under any pending administrative proceeding or claim would not materially affect its financial condition or operations.

   (D) LEASES

        At December 31, 1997, future minimum lease payments under capital leases and under noncancelable operating leases with initial terms greater than one year are as follows:

                                         Capitalized        Operating
      (Amounts in thousands)               leases             leases
      1998                                   $  50              $1,201
      1999                                      35               1,096
      2000                                      44               1,114
      2001                                     ---                 913
      2002-2005                                ---                 312
                                           -------             -------
      Total minimum lease payments             129              $4,636
      Less amount representing
       interest                                 17
                                          --------
      Present value of minimum
        lease payments                      $  112
                                          ========
      Current portion of
       capitalized
       lease obligations                   $    39
                                          ========

        Property, plant, and equipment includes the following amount relating to leases which have been capitalized:

    (Amounts in thousands)               1997            1996
    Machinery and equipment              $ 130         $ 1,041
    Less accumulated depreciation           18             513
                                         -----          ------
                                         $ 112         $   528
                                         =====          ======


        Operating leases are for buildings, warehouses, and equipment. Included in the above operating leases is $199,000 each year for the next four years for an obligation related to one of the discontinued operations. The present value of these lease payments is included in current and noncurrent liabilities of discontinued operations. Rental expense for operating leases was $1,565,000 in 1997, $1,857,000 in 1996, and $1,955,000 in 1995.

   Changes in Stockholders' Equity
                                                         Capital in                    Cumulative                    Total
   (Amounts in thousands, except           Common         excess of       Retained     translation    Treasury   stockholders'
   share data)                              stock         par value       earnings     adjustments      stock        equity


   Balance at December 31, 1994             $ 2,386           $11,377      $   827       $   110      $   (378)       $14,322
     Net income                                 ---               ---        1,013           ---           ---          1,013
     Translation adjustments                    ---               ---          ---           717           ---            717
     5% Stock dividend paid January
      27, 1995, 117,944 shares issued           118               413         (531)          ---           ---            ---

     5% Stock dividend, fractional
      shares                                    ---               ---           (1)          ---           ---             (1)
     Shares contributed to employee
      benefit plan                              ---              (232)         ---           ---           326             94
                                             ------            ------       ------        ------        ------         ------
   Balance at December 31, 1995               2,504            11,558        1,308           827           (52)        16,145

     Net income                                 ---               ---        2,176           ---           ---          2,176
     Translation adjustments                    ---               ---          ---          (384)          ---           (384)
     5% Stock dividend paid January
      26, 1996, 124,899 shares issued           125               437         (562)          ---           ---            ---

     5% Stock dividend, fractional
      shares                                    ---               ---           (1)          ---           ---             (1)
                                             ------            ------       ------        ------       -------        -------
   Balance at December 31, 1996               2,629            11,995        2,921           443           (52)        17,936

     Net income                                 ---               ---        6,299           ---           ---          6,299
     Translation adjustments                    ---               ---          ---        (1,193)          ---         (1,193)
     5% Stock dividend paid January
      24, 1997, 131,169 shares issued           131               738         (869)          ---           ---            ---
     5% Stock dividend, fractional
      shares                                    ---               ---           (2)          ---           ---             (2)

     Issue treasury shares - exercise
      of employee stock options -
      3,190 shares                              ---               ---          (36)          ---            51             15
     Exercise of employee stock
      options, 10,210 shares issued              11                36          ---           ---           ---             47
     Return 69 treasury shares to
      authorized but unissued                   ---               ---           (1)          ---             1            ---
     Repurchase outstanding warrants            ---            (1,000)         ---           ---           ---         (1,000)
                                             ------            ------       ------        ------       -------         ------
   Balance at December 31, 1997             $ 2,771           $11,769      $ 8,312       $  (750)     $    ---        $22,102
                                             ======            ======       ======        ======       =======         ======



   Stock Plans

        Under the 1987 Stock Option and Incentive Plan (the "Plan"), the Company is authorized to grant 141,381 stock options. No option may be exercised until three years after the date of grant when 50% of the options granted become exercisable. Five years after the date of grant 100% of the options granted are exercisable. Options expire ten years after the date of grant. Under provisions defined in the Plan, all options become exercisable in the event of a public tender offer or if an exchange offer is made for the Company's stock. Stock options arising from stock dividends are exercisable upon issuance of the dividend.

        Stock option activity for each of the three years in the period ended December 31, 1997 follows:

                                          Option            Price
                                          shares         per share*
    December 31, 1994                     112,455     $         4.61
      Cancelled                            (5,788)
      Granted via stock dividend            5,623
                                          -------          ---------
    December 31, 1995                     112,290     $         4.61
      Cancelled                            (3,473)
      Granted via stock dividend            5,441
                                          -------          ---------
    December 31, 1996                     114,258     $         4.61
      Exercised                           (13,400)
      Cancelled                            (9,573)
      Granted via stock dividend            5,713
                                          -------
    December 31, 1997                      96,998
                                          =======
    Exercisable at December 31,
     1997:                                 96,998     $         4.61
                                          =======          =========

    Available for future grants            44,383
                                          =======

    *Option shares and price are adjusted to give effect to the stock dividend paid January 24, 1997.

        Each outstanding share of common stock is entitled to one common share purchase right. Pursuant to the Rights Agreement and under certain circumstances, each right entitles the holder to purchase one share of common stock at $65, subject to adjustment. The rights are not exercisable until ten days after a public announcement that a person or group has acquired at least 20% of the outstanding common stock or ten business days (or later date determined by the Board of Directors) after a person or group announces an intention to make, or commences, a tender or exchange offer that would result in ownership of 20% or more of the Company's common stock. Subject to certain limitations, the Company's Board of Directors may reduce the thresholds applicable to the rights to not less than 10%.

        If a person or group acquires 20% or more of the outstanding common stock, or certain other events occur, each right not owned by a 20% or greater stockholder will become exercisable for that number of shares of common stock having a market value of twice the exercise price of the right. If the Company is acquired in a merger or other business combination, or 50% or more of its consolidated assets or earning power is sold at any time after the rights become exercisable, the rights will entitle the holder thereof to purchase common stock of the acquiring company having a market value equal to two times the exercise price of the rights.

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

   Employee Benefit Plans

        A profit sharing and retirement plan is in effect for all domestic employees of the Company. The Company can contribute between 5% and 16% of its earnings before income taxes in excess of varying levels, ranging from $250,000 to $4,500,000. The Company's expense under the terms of the plan was $179,000, $314,000, and $96,600 in 1997, 1996, and 1995,
   respectively. In addition, the Board of Directors authorized a special 1997 contribution of $73,215 in the form of 10,000 shares of the Company's common stock to be made in 1998. The shares were valued at the year end closing price of $7.3215 per share. The Company does not provide post-retirement benefits under current benefit programs. Obligations under previous programs are not material.

        A foreign subsidiary maintains a defined benefit plan which is not material to the financial position of the Company. The Company's expense under this benefit plan was $54,000, $58,000, and $54,000 in 1997, 1996, and 1995, respectively.

   Income Taxes

        Income from continuing operations before income tax consists of the following:

    (Amounts in thousands)      1997           1996           1995
    Domestic                  $ 1,279        $ 1,574       $  (672)
    Foreign                       355            456         1,528
                               ------         ------        ------
                              $ 1,634        $ 2,030       $   856
                               ======         ======        ======


        Income tax expense (benefit) from continuing operations consists of the following:

    (Amounts in
    thousands)              1997         1996         1995
    Current:
    U.S. Federal         $   369      $   143     $  (306)
    Foreign                  291          109         270
                          ------       ------      ------
                             660          252         (36)
    Deferred:
    U.S. Federal            (369)        (130)        ---
    Foreign                    6          ---         ---
                          ------       ------      ------

                            (363)        (130)        ---
                          ------       ------      ------
                         $   297       $  122     $   (36)
                          ======       ======      ======



        Income tax expense (benefit) related to the operation of the discontinued businesses was ($38,000) in 1997, $2,000 in 1996, and zero in 1995. Amounts for 1996 and 1995 reflect the utilization of net operating loss carryforwards and the reduction in the valuation allowance for deferred tax assets. Income tax expense related to the sale of the discontinued businesses was $2.4 million.

        The significant components of deferred income tax expense (benefit) attributable to income from continuing operations before income tax are as follows:

    (Amounts in thousands)          1997      1996      1995
    Deferred income tax expense
      (benefit) (exclusive of
      the effects of other
      components listed below)   $  (79)  $ 1,040     $  32
    Increase (decrease) in the
      valuation allowance for
      deferred tax assets          (284)   (1,170)      (32)
                                 ------    ------     -----
                                 $ (363)  $  (130)   $  ---
                                 ======    ======     =====



        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

    (Amounts in thousands)                        1997           1996
    Inventory valuation                        $     79         $  150
    Accounts receivable valuation                   304            140
    Vacation accrual                                 93            166
    Self-insurance accrual                          146            244
    Accrual related to discontinued
    operations                                      719            ---
    Net operating loss carryforwards                349            792
    Foreign tax credit carryforwards                401            ---
    Other                                           363            899
                                                 ------         ------
    Gross deferred tax assets                     2,454          2,391

    Less valuation allowance                        913          1,387
                                                 ------         ------
      Deferred tax assets                         1,541          1,004
                                                 ------         ------
    Depreciation                                   (356)          (874)
    Other                                           (81)           ---
                                                 ------         ------
      Deferred tax liabilities                     (437)          (874)
                                                 ------          -----
    Net deferred tax asset                      $ 1,104         $  130
                                                 ======         ======


        The net deferred tax asset is included in prepaid expenses and other.

        The Company made net income tax payments of $3,309,000 during 1997 and received net income tax refunds of $171,000 and $306,000 during 1996 and 1995, respectively.

        Deferred income taxes have been provided on that portion of the undistributed earnings of foreign subsidiaries which the Company expects to recover in a taxable manner, such as through the receipt of dividends. A provision has not been made for U.S. or additional foreign taxes on foreign earnings which have been and will continue to be reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these foreign earnings. At December 31, 1997, the undistributed earnings of these foreign subsidiaries on which taxes have not been provided were approximately $4,200,000.

        A reconciliation of actual income tax expense (benefit) attributable to income from continuing operations before income tax to the "expected" income tax expense (benefit) computed by applying the U.S. Federal corporate tax rate to income before income tax follows:

    (Percent of pretax earnings)             1997         1996        1995
    Statutory rate                          34.0%        34.0%     34.0%
    Amortization of excess cost over
     net assets of acquired companies         0.8          2.0       2.0

    Effect of foreign operations             14.8         (2.0)     20.9
    Net operating losses utilized            (4.9)       (29.7)     ---
    Foreign tax credit carryforwards
     utilized                               (11.6)        ---       ---
    Resolution of income tax
     examinations                            ---          ---      (31.8)

    Change in the valuation allowance
     for deferred tax assets
     allocatedto income tax expense         (17.4)         5.6     (30.7)
    Other items, net                          2.5         (3.9)      1.4
                                            -----        -----      ----
                                            18.2%         6.0%      (4.2)%
                                            =====        =====      ====

        Approximate net operating loss carryforwards available at December 31, 1997, to offset future taxable earnings of the Company are as follows:

    (Amounts in thousands)          Amount     Year of expiration

    State                           $4,000     1998 through 2010
    Foreign                             45     1999 through 2000

        A valuation allowance has been provided for the future benefit of the above net operating loss carryforwards.

   Discontinued Operations

        Effective May 29, 1997, the Company sold for cash substantially all of the business and assets, and transferred certain of the liabilities, of its Great Bend Industries fluid power division. The fluid power division designed, manufactured, and supplied high performance single-acting, double-acting, and telescopic hydraulic cylinders and related hydraulic components to original equipment manufacturers in the construction, transportation, solid waste, utility, and energy industries.

        Effective August 28, 1997, the Company sold for cash substantially all of the business, including certain assets and liabilities, of its Winona Van Norman engine rebuilding division. The engine rebuilding division designed, manufactured, and supplied advanced machinery for the automotive aftermarket, primarily for automotive, truck, diesel, and high-performance engine rebuilding. The division also manufactured brake lathes and related equipment, as well as provided contract machining services.

        At December 31, 1996, assets and liabilities of the discontinued operations consisted of the following:

    (Amounts in thousands)

    Accounts receivable, net                         $  4,224
    Inventories, net                                    6,567
    Property, plant, and equipment, net                 2,557
    Other assets                                        1,367
                                                      -------
    Total assets                                     $ 14,715
                                                      -------
    Less:     Current portion of long-term debt           464
              Current liabilities                         605

              Long-term debt                            1,457
                                                      -------
    Net assets of discontinued operations            $ 12,189
                                                      =======



        Assets and liabilities relating to the discontinued operations on the balance sheet as of December 31, 1997 were $505,000 and $1,844,000, respectively. The assets consist mainly of receivables retained in the sale of the engine rebuilding segment and the balance in an escrow account relating to the sale of the fluid power segment. The liabilities consist mainly of reserves for estimated costs associated with the sale of the businesses, including lease commitments. Current liabilities of $669,000 are included in other accrued expenses with the balance in other long-term liabilities.

        Net sales of the fluid power division for the period January 1, 1997 through May 29, 1997 were $7.4 million, and $20.2 million and $20.9 million for the years ended December 31, 1996 and 1995, respectively. Net sales of the engine rebuilding division for the period January 1, 1997 through August 28, 1997 were $5.6 million, and $6.7 million and $11.0 million for the years ended December 31, 1996 and 1995, respectively. Interest has been allocated to the discontinued operations based on the ratio of the net assets to be sold to the sum of total assets of the net consolidated entity plus consolidated debt other than (a) debt of the discontinued operations that was assumed by the buyer and (b) debt that can be directly attributable to other operations of the enterprise.

   Segment Information

        During 1997, the Company sold its Engine Rebuilding and Fluid Power industry segments. The remaining segment is Collision Repair, with operations in North America and Europe. The Collision Repair segment includes frame straightening and vehicle measurement equipment, as well as various tools and accessories.

   Supplemental Information

   Quarterly Data

        The following table contains selected unaudited quarterly consolidated financial data for the last two years including all adjustments which the Company considers necessary to a fair presentation thereof:

   (Amounts in thousands, except
   per share amounts)
   1997:                    Quarter:   1st        2nd       3rd       4th

   Net sales from continuing
    operations                     $ 9,599    $10,040   $ 7,482   $11,916
   Gross profit from continuing
    operations                       4,434      4,635     3,529     5,729
   Net income (loss) from
    continuing operations              351        339      (125)      772
   Earnings (loss) from
    discontinued operations            (81)     5,690      (374)     (273)

   Net income (loss)                   270      6,029      (499)      499
                                     -----      -----    ------     -----
   Earnings (loss) per share from
    continuing operations - basic     0.12       0.12     (0.04)     0.27
   Earnings (loss) per share from
    discontinued operations - basic  (0.03)      1.96     (0.13)    (0.10)

   Earnings (loss) per share -
    basic                             0.09       2.08     (0.17)     0.17
                                     -----     ------     -----     -----
   Earnings (loss) per share from
    continuing operations - diluted   0.11       0.10     (0.04)     0.25
   Earnings (loss) per share from
    discontinued operations -
    diluted                          (0.02)      1.69     (0.12)    (0.09)

   Earnings (loss) per share -
    diluted                           0.09       1.79     (0.16)     0.16
                                    ------     ------     -----     -----
   Stock price high                  7.500      8.250     8.375     8.375
   Stock price low                   6.375      6.375     7.250     6.875
                                    ------     ------     -----     -----


   (Amounts in thousands, except per
    share amounts)

   1996:                        Quarter:   1st       2nd     3rd      4th
   Net sales from continuing operations$10,580 $10,005 $ 8,827 $12,284 Gross profit from continuing
    operations                           5,021     4,706   4,151    5,957
   Net income from continuing
    operations                             704       462     206      536

   Earnings (loss) from discontinued
    operations                              76        20      (4)     176
   Net income                              780       482     202      712
                                        ------    ------  ------   ------
   Earnings per share from continuing
    operations - basic                    0.24      0.16    0.07     0.19

   Earnings per share from discontinued
    operations - basic                    0.03      0.01    0.00     0.06
   Earnings per share - basic             0.27      0.17    0.07     0.25
                                         -----     -----   -----    -----
   Earnings per share from continuing
    operations - diluted                  0.21      0.14    0.07     0.16

   Earnings per share from discontinued
    operations - diluted                  0.03      0.01    0.01     0.06
   Earnings per share - diluted           0.24      0.15    0.08     0.22
                                         -----    ------  ------   ------
   Stock price high                      6.375     8.750   8.000    7.250

   Stock price low                       4.250     5.813   5.750    6.250

   Earnings per share data have been adjusted to give effect to the 5% stock dividend paid January 23, 1998.

   Geographic Data

   Data for geographic regions, excluding corporate expenses and eliminations, is presented below:

    (Amounts in thousands)

                                Net sales     Earnings before
    1997:                     unaffiliated      income taxes       Assets
    North America                  $18,220          $ 1,827        $11,956
    Europe                          20,817              355         19,406
                                    ------           ------         ------

                                   $39,037          $ 2,182        $31,362
                                    ======           ======         ======
    1996:
    North America                  $18,510          $ 2,233        $11,548

    Europe                          23,186              456         24,011
                                    ------           ------         ------
                                   $41,696          $ 2,689        $35,559
                                    ======           ======         ======

    1995:
    North America                  $15,777          $   992        $11,389
    Europe                          26,042            1,528         25,935
                                    ------           ------         ------
                                   $41,819          $ 2,520        $37,324

                                    ======           ======         ======

    Export sales of United States operations made to unaffiliated customers located in foreign countries aggregated $1,875,000, $1,992,000, and $1,461,000, in 1997, 1996, and 1995, respectively.




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

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to directors and
   Section 16 compliance is included under the headings "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the definitive Proxy Statement, relating to the 1998 annual meeting of shareholders (the "Proxy Statement"), and is incorporated herein by reference. Information about executive officers appears at the end of
   Part I of this Form 10-K under the caption "EXECUTIVE OFFICERS OF
   REGISTRANT."

   ITEM 11.  EXECUTIVE COMPENSATION

        Information concerning executive compensation is included under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement and is incorporated herein by reference; provided, however, that the subsection entitled "Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT


        Information concerning security ownership is included under the heading "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement and is incorporated herein by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning relationships and related transactions is included under the headings "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement and is incorporated herein by reference.

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

        (b)  Form 8-K

             There were no reports on Form 8-K filed during the fiscal quarter ended December 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated March 31, 1998

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


    Dated March 31, 1998      By:/s/ J. L. Dindorf
                                       J. L. Dindorf
                                 President and Chief Executive Officer;
                                 Director (Principal Executive Officer,
                                 Principal Financial Officer and Principal
                                 Accounting Officer)



    Dated March 31, 1998      By:
                                 O. A. Friend
                                 Director

    Dated March 31, 1998      By:/s/ J. S. Jones
                                 J. S. Jones
                                 Director


    Dated March 31, 1998      By:/s/ M. J. McSweeney
                                 M. J. McSweeney
                                 Director


    Dated March 31, 1998      By:/s/ D. J. Schuetz
                                 D. J. Schuetz
                                 Director
                              By:/s/ D. L. Krause
    Dated March 31, 1998         D. L. Krause
                                 Director

     Index to Consolidated Financial Statements and Schedules for Form 10-K



   The consolidated financial statements of Hein-Werner Corporation and Subsidiaries, together with the opinion thereon of KPMG Peat Marwick LLP dated February 13, 1998, appear in Item 8 of this report. The following additional financial data should be read in conjunction with the financial statements in such 1997 Annual Report to Shareholders.


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

                          INDEPENDENT AUDITORS' REPORT


   The Board of Directors and Stockholders
   Hein-Werner Corporation:

   Under date of February 13, 1998, we reported on the consolidated balance sheets of Hein-Werner Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the Annual Report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    /s/ KPMG Peat Marwick LLP
                                                        KPMG Peat Marwick LLP


   Milwaukee, Wisconsin
   February 13, 1998

                                                                  Schedule II


   VALUATION AND QUALIFYING ACCOUNTS
   Years ended December 31, 1997, 1996 and 1995
   (Dollars in thousands)



   Allowances for Losses(1)

        Balance at    Charged to                                     Balance
         beginning     cost and         Other(2)                      at end
         of period      expenses       Additions  Deduction(3)     of period


   1997     $2,151        $  265          $  230       $  603         $2,O43

   1996     $2,469        $  420          $   --       $  738         $2,151

   1995     $2,625        $  970          $   --       $1,126         $2,469






   Inventory Valuation Reserve

        Balance at    Charged to                                     Balance
         beginning      cost and           Other                      at end
         of period      expenses       Additions  Deduction(4)     of period


   1997     $  455        $  314         $    --       $  437         $  332

   1996     $  690        $   91         $    --       $  326         $  455

   1995     $  588        $  576         $    --       $  474         $  690


   _____________

   (1) Includes allowances for losses on accounts receivable and non-current notes receivable.
   (2) Increase in allowance for losses on accounts receivable for discontinued operations.
   (3)    Bad debts written off, net of any recoveries.
   (4)    Inventory written off, net of any recoveries.

     Exhibits

     (2) Plan of acquistion, reorganization, arrangement, liquidation, or succession:

          (2.1) Asset Purchase Agreement, dated as of April 9, 1997, by and among the Company, Kaydon Corporation and Kaydon Acquisition VIII, Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-K, dated April 9, 1997)

          (2.2) Escrow Agreement, dated as of May 29, 1997, by and among the Company, Kaydon Acquisition VIII, Inc. and Firstar Trust Company (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K, dated May 29, 1997)

          (2.3)  Asset Purchase Agreement, dated as of August
                 18, 1997, by the Company and Van Norman
                 Equipment Co., Inc. (incorporated by
                 reference to Exhibit 2.1 to the Company's
                 Form 8-K, dated August 28, 1997)

     (3)  Articles of Incorporation and By-Laws:

          (3.1)  Amendments to the By-Laws of the Company

          (3.2) By-Laws of the Company, as amended through March 12, 1998

          (3.3)  Restated Articles of Incorporation, as
                 amended through February 21, 1991
                 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended
                 December 31, 1993)

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

          (4.4) Letter dated November 27, 1996 by Firstar Bank Milwaukee, N.A., as administrator of the Revolving Loan and Security Agreement dated October 13, 1993 by and between the Company and Firstar Bank Milwaukee, N.A., amending the agreement (incorporated by reference to Exhibit 4.4 to the Company's Form 10-K for the year ended December 31, 1996)

          (4.5) Rights Agreement by and between the Company and Firstar Trust Company (formerly First Wisconsin Trust Company) (incorporated by reference to Exhibit 4.8 to the Company's Form 10-K for the year ended December 31,
                 1993)

     (10)        Material contracts:

          (10.1) *Change of Control Agreement between the
                 Company and Joseph L. Dindorf dated January
                 27, 1984 (incorporated by reference to
                 Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1993)

          (10.2) Lease dated January 25, 1983 between the
                 Company and Winvan, Inc. (incorporated by
                 reference to Exhibit 10.3 to the Company's
                 Form 10-K for the year ended December 31,
                 1993)

          (10.3) *1987 Stock Option and Incentive Plan
                 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended
                 December 31, 1993)

          (10.4) *1988 Corporate Officer Incentive Bonus
                 Schedule (incorporated by reference to
                 Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1993)

          (10.5) Option Purchase Agreement, dated as of
                 December 30, 1997, by and between the Company and Massachusetts Mutual Life Insurance
                 Company.

     (21) Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Form 10-K for the year ended December 31, 1996)

     (23)        Consent of KPMG Peat Marwick LLP

     (27.1)      1997 Financial Data Schedule

     (27.2)      Restated 1996 Financial Data Schedule

     (27.3)      Restated 1995 Financial Data Schedule

     (99)        Definitive Proxy Statement relating to the
                 1998 Annual Meeting of Shareholders (to be filed within 120 days of the Company's fiscal
                 1997 year end)

          [Except to the extent specifically incorporated by reference, the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K]


   ________________
     * A management contract or compensatory plan or arrangement