Form 10-K/A
period 1997-12-31
HEIN WERNER CORP
filed 1998-04-30
CIK 46613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                                       TO

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

   Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998: $21,816,743

   The number of shares outstanding of each registrant's classes of common stock as of March 27, 1998: Common Stock, $1 par value -- 2,908,899 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

             The undersigned Registrant hereby amends Items 10 through 13 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to provide in their entirety as follows:

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            DIRECTORS OF THE COMPANY

             The By-laws of Hein-Werner Corporation (the "Company") provide for six directors, divided into three classes, with directors serving for separate and overlapping three-year terms.

             The following table lists each director of the Company and provides information given as of March 27, 1998, as to the age, principal occupation and background for the last five years and period of service as a director for each person.

                      Director
       Name            Since    Age   Principal Occupation; Background

                  DIRECTORS WHOSE TERMS EXPIRE IN 1998

   J. S. Jones         1975      60   President, Gardner Industries, Inc.,
                                      Horicon, Wisconsin (manufacturer of
                                      original equipment components).

   M. J. McSweeney     1982      59   Partner, Foley & Lardner, Milwaukee,
                                      Wisconsin (law firm).

                  DIRECTORS WHOSE TERMS EXPIRE IN 1999

   O. A. Friend        1983      68   Former Chairman of National
                                      Teleservice, Inc. (provider of long
                                      distance telephone service), of Winona,
                                      Minnesota; consultant to the Company
                                      until June, 1990.

   D. L. Krause        1997      58   Senior Vice President and Corporate
                                      Controller of Newell Co., Freeport,
                                      Illinois (manufacturer and marketer of
                                      consumer products), since 1990.

                  DIRECTORS WHOSE TERMS EXPIRE IN 2000

   J. L. Dindorf       1976      57   President and Chief Executive Officer
                                      of the Company.

   D. J. Schuetz       1977      73   President and Chairman of the Board,
                                      Monark Supply Company, Milwaukee,
                                      Wisconsin (distributor of automotive
                                      parts and supplies).

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

             The Company's executive officers and directors are required to file under the Securities Exchange Act of 1934, as amended, reports concerning their ownership of Company equity securities with the Securities and Exchange Commission and the Company. Based solely upon information provided to the Company by individual directors and executive officers, the Company believes that during the fiscal year ended December 31, 1997 all filing requirements applicable to executive officers and directors have been complied with, except that (i) Mr. Schuetz did not timely file one Form 4 with respect to his sale of 2,107 shares of the Company's Common Stock, which transaction occurred on December 15, 1997; and (ii) Mr. James Queenan, an officer of the Company in 1997, did not timely file one Form 4 with respect to the exercise of vested stock options to acquire 10,210 shares of the Company's Common Stock on December 30, 1997.

                        EXECUTIVE OFFICERS OF THE COMPANY

             The information required by Item 10 relating to the Company's executive officers is set forth at the end of Part I of this Annual Report on Form 10-K.

   ITEM 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

             The following table sets forth certain information concerning the compensation earned in each of the last three fiscal years by the Company's Chief Executive Officer and each of its four other most highly compensated executive officers (such persons are sometimes referred to as the "named executive officers").


                           SUMMARY COMPENSATION TABLE
                                                     Annual Compensation                  Long Term Compensation
                                                                                             Awards           Payouts
                                                                                  Restricted  Securities
                                                                    Other Annual    Stock    Underlying    LTIP    All Other
                                             Salary     Bonus    Compensation(2)    Awards      Options   Payouts   Compensa-
    Name and Principal             Year       ($)        ($)            ($)           ($)         (#)        ($)     tion(3)($)
    Joseph L. Dindorf,             1997    $275,000   $20,000            0             0           0         0     $289,400
      President and Chief          1996    $275,000    60,000            0             0           0         0       38,800
      Executive Officer            1995    $267,496         0            0             0           0         0       38,100


    Jean-Paul Barthelme,           1997    $226,525(1)     $0            0             0           0         0      $15,600
      Vice President and           1996     226,525(1) 10,000            0             0           0         0        8,600
      President, European          1995     226,525(1)      0            0             0           0         0        2,600
      Operations

    Reinald D. Liegel,             1997    $125,000   $10,000      $26,034             0           0         0      $13,800
      Senior Vice President -      1996     125,000    20,000            0             0           0         0        6,700
      Technology                   1995     122,300         0            0             0           0         0        2,000

    Michael J. Koons               1997     $86,500   $10,000      $22,394             0           0         0       $9,100
      Vice President Industrial    1996      86,500    20,000            0             0           0         0        4,000
      Relations and Personnel      1995      84,300         0            0             0           0         0        1,200

    Jeffrey V. Russell             1997     $94,600   $10,000            0             0           0         0       $8,800
      President, Collision         1996      91,300    10,000            0             0           0         0        4,400
      Repair Equipment Group       1995      88,000         0            0             0           0         0        1,300
    _______________

    (1)   Mr. Barthelme's salary is paid in Swiss Francs.  For  each of the years 1997, 1996, and  1995 he was paid SFr 331,032.
    For comparison purposes, these amounts have been converted to U.S. dollars using the exchange rate in effect on December 31,
    1997.

    (2)  Certain  personal benefits provided by the Company to the named  executive officers are not included in the table.  The aggregate amount of such  personal benefits for each named executive  officer in each year reflected in the  table, with the exception  of Messrs.  Liegel and  Koons for 1997  only, did  not exceed the  lesser of $50,000  or 10%  of the  sum of such officer's salary and bonus in  such respective year.  The amounts  shown for 1997 for Messrs. Liegel and Koons  each include
    $15,000 for the purchase of an annuity contract and $5,700 for a related income tax reimbursement.

    (3)  Consists solely of contributions by the Company  to the Company's profit sharing plan (the "Plan") for all of the named executives, except Mr. Dindorf.  Each year the Company may contribute between 5% and 16% of its net income before  taxes for the prior fiscal year if it is  in excess of various levels, which amount, if any,  is allocated among participants by means of a formula based on individual compensation and years of service with the Company, subject to certain limits.  The amounts reported for Mr. Dindorf represent contributions by the Company to the Plan and the value of annual  insurance premiums paid by the  Company with respect to  life insurance and disability  insurance for the benefit  of Mr. Dindorf,  respectively, as follows: 1997: $15,600, $9,500, and  $11,500; 1996: $8,600, $18,700, and  $11,500; and 1995:  $2,600,  $24,000, and $11,500.
    In  addition, the 1997 amount for Mr. Dindorf includes  $172,600 for the value of a life insurance policy transferred to him and $80,200 for a related income tax reimbursement.


   Stock Options

   The Company has in effect the 1987 Stock Option and Incentive Plan pursuant to which options to purchase Common Stock may be granted to key employees of the Company and its subsidiaries. No options were granted to any of the named executive officers in fiscal year 1997. The following table sets forth information regarding the exercise of stock options by each of the named executive officers during the 1997 fiscal year and the fiscal year-end value of unexercised options held by such officers.


                       Aggregated Option Exercises In 1997
                  Fiscal Year and Fiscal Year-End Option Values

                                                                    Number of                       Value of Unexercised In-
                                                              Securities Underlying                  the-Money Options at
                                                                   Unexercised                         Fiscal Year-End ($)(2)
                                                            Options at Fiscal Year-End(#)(1)

    Name                 Number of       Value             Exercisable          Unexercisable        Exercisable  Unexercisable
                           Shares     Realized($)
                          Acquired
                             on
                        Exercise(#)
    J. L. Dindorf            --            --                 51,051                 --                 $137,965              --

    J. P. Barthelme          --            --                 10,210                 --                   27,593              --

    R. D. Liegel             --            --                 19,145                 --                   51,739              --

    M. J. Koons              --            --                 6,381                  --                   17,245              --

    J. V. Russell            --            --                 6,381                  --                   17,245              --
    _______________

         (1)  The number of  securities underlying unexercised options reported does not reflect the  effect of the Company's 5%
    stock dividend which was paid on January 23, 1998.

         (2)  The dollar  values are calculated by  determining the difference between  the fair market  value of the underlying stock as of December 31, 1997 and the exercise price of the options.


   Compensation of Directors

   The Company's standard method of compensating directors is to pay each director who is not also an officer of the Company a retainer of $8,000 per year, payable quarterly. In addition, a director is entitled to a fee of $650 for each Board meeting attended and $600 for each committee meeting attended. Board members are also reimbursed for reasonable travel, lodging, and related expenses incurred in connection with attendance at such meetings.

   Agreements with Named Executive Officers

   The Company has in effect a Change of Control Agreement with Mr. Dindorf. Prior to April 1998, the Change of Control Agreement provided that in the event of the termination of Mr. Dindorf's employment with the Company for any reason (other than his death or disability), including voluntary termination by Mr. Dindorf, within two years following a change of control of the Company, Mr. Dindorf would have been entitled to a lump sum payment from the Company equal to 200% of his total compensation during the twelve-month period immediately preceding such change in control. For purposes of the Change of Control Agreement, a change of control is defined as the acquisition, by any person, organization or association of persons or organizations of more than 30% of the voting stock of the Company. In the event that any such person, organization, or association acquired more than 50% of the Company's voting stock, the period within which termination of employment gave rise to payment under the Change of Control Agreement would have been the shorter of one year following acquisition of such stock or two years following a change in control.

   Subsequent to the date of the initial filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and in connection with the execution of that certain Agreement and Plan of Merger, dated as of April 27, 1998 (the "Merger Agreement"), by and between the Company, Snap-on Incorporated ("Snap-on") and Snap-on Pace Company, a wholly-owned subsidiary of Snap-on (the "Purchaser"), the Company modified certain existing agreements and entered into new agreements with, among others, the named executive officers. These agreements are briefly described below.

   In April 1998, the Company and Mr. Dindorf entered into Amendment No. 1 to the foregoing Change of Control Agreement. Pursuant to the amendment, Mr. Dindorf will be entitled to receive $995,000 immediately upon a change of control of the Company. The amendment also provided that in the event any portion of the benefits under the Change of Control Agreement or under any other agreement for Mr. Dindorf would constitute an "excess parachute payment" for purposes of the Internal Revenue Code, benefits will be reduced so that Mr. Dindorf will be entitled to receive $1 less than the maximum amount which he could receive without becoming subject to the 20% excise tax imposed by the Internal Revenue Code on certain excess payments, or which the Company may pay without losing deductions under the Internal Revenue Code. In connection with the execution of Amendment No. 1 to the Change of Control Agreement, the Company also established and funded a trust in favor of Mr. Dindorf for the full amount payable under the amended Change of Control Agreement.

   Snap-on requested, as an inducement for Snap-on and the Purchaser to enter into the Merger Agreement, that Mr. Dindorf enter into an Employment and Consulting Agreement with Snap-on and the Company. Such agreement, which was entered into on April 27, 1998, provides for Mr. Dindorf's employment by the Company until December 31, 1998 and for Mr. Dindorf to serve as a consultant thereafter until December 31, 2000. Mr. Dindorf is entitled to a base salary of $25,000 per month through December 31, 1998 and consulting fees at the annual rate of $250,000 for the year 1999 and at the annual rate of $200,000 for the year 2000. Mr. Dindorf is also entitled to certain fringe benefits. If there is a termination of Mr. Dindorf's services under the Employment and Consulting Agreement by Mr. Dindorf for "good reason" or by Snap-on other than for cause (as defined in the agreement) or as a result of his death or disability, Mr. Dindorf will be entitled to a severance payment equal to the aggregate of all unpaid amounts he would have been entitled to receive under the agreement as if he had continued in the employ of the Company and/or had continued to provide consulting services to the Company for the remainder of the employment and/or consulting terms, and he will continue to be entitled to receive the insurance coverage provided to him and his dependents prior to his termination for a certain period. For purposes of the Employment and Consulting Agreement, Mr. Dindorf shall have "good reason" to terminate his services thereunder if there is (i) a material breach of the agreement by Snap-on, (ii) any reduction in his compensation, (iii) during the employment term of the agreement, a material adverse change in his assignment or of his responsibility, authority or duties, (iv) the relocation of his principal place of employment or performance of consulting services to a location outside of Waukesha, Milwaukee or Kenosha Counties, Wisconsin or (v) Snap-on requires Mr. Dindorf to travel to a materially greater extent than was required during the 180-day period prior to the date of the agreement.

   In April 1998, the Company also entered into Key Executive Employment and Severance Agreements with certain officers of the Company, including Messrs. Barthelme, Liegel, Koons and Russell, to provide these executives with a measure of security against changes in their relationship with the Company in the event of a change in control of the Company. The agreements provide that each officer covered by the agreements is entitled to benefits if, within one to two years (depending on which executive is involved) after a change in control of the Company (as defined in the agreements), the officer's employment is ended through (i) termination by the Company, other than by reason of death or disability or for cause (as defined in the agreements), or (ii) termination by the officer due to a breach of the agreement by the Company, a significant change in the officer's responsibilities, the relocation of the officer's principal place of employment to a location more than 35 miles from his or her present place of employment or the Company requires the officer to travel to a materially greater extent than was required during the 180-day period prior to the effective date of the agreement. The benefits provided under each agreement are: (i) a cash termination payment of one to two times (depending on which executive is involved) the sum of the executive officer's annual salary and his or her highest annual bonus during the three years before the termination or the effective date of the agreement (or, if higher, the current year targeted bonus) and (ii) continuation for up to two years of equivalent hospital, medical, dental, disability and life insurance coverage as in effect at the time of termination. The agreements also provide the foregoing benefits in connection with certain terminations which are effected in anticipation of a change of control. Each agreement provides that if any portion of the benefits under the agreement or under any other agreement for the officer would constitute an "excess parachute payment" for purposes of the Code, benefits will be reduced so that the officer will be entitled to receive $1 less than the maximum amount which he or she could receive without becoming subject to the 20% excise tax imposed by the Code on certain excess payments, or which the Company may pay without loss of deduction under the Code. The acquisition of more than 25% of the shares of Common Stock pursuant to the tender offer contemplated by the Merger Agreement will constitute a change in control for purposes of the agreements.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

           STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Management

             The following table sets forth as of March 27, 1998, the number of shares of the Company's Common Stock beneficially owned by each director, each of the executive officers named in the Summary Compensation Table set forth below, and all of the directors and executive officers as a group. Except as otherwise indicated in the footnotes, all of the persons listed below have sole voting and investment power over the shares of Common Stock identified as beneficially owned.

                                    Amount and Nature
                                      of Beneficial
    Name of Beneficial Owner            Ownership          Percent of Class


    J. L. Dindorf                      96,528(1)(2)               3.3%

    O. A. Friend                       59,095                     2.0%

    J. S. Jones                        21,173                        *

    M. J. McSweeney                     7,534                        *

    D. J. Schuetz                      21,911                        *

    D.L. Krause                         6,379(3)                     *

    J. P. Barthelme                    11,165(2)                     *

    R. D. Liegel                       29,804(2)(4)                1.0

    M. J. Koons                         8,245(2)(5)                  *

    J. V. Russell                       6,700(2)                     *

    All directors and executive
    officers as a group (10           268,534(2)                  9.2%
    persons)
    _______________

        *     Less than one percent.

        (1) Includes 42,924 shares held with Mr. Dindorf's wife. Mr. Dindorf shares voting and investment power over these shares.
        (2) Includes the following shares subject to stock options that are currently exercisable: Mr. Dindorf, 53,604; Mr. Barthelme, 10,721; Mr. Liegel, 20,102; Mr. Koons, 6,700; Mr. Russell, 6,700; and all directors and executive officers as a group, 97,827.
        (3) All 6,379 shares held with Mr. Krause's wife. Mr. Krause shares voting and investment power over these shares.
        (4) Includes 1,104 shares held by Mr. Liegel's wife. Mr. Liegel shares voting and investment power over these shares.
        (5) Includes 735 shares held with Mr. Koons' wife. Mr. Koons shares voting and investment power over these shares.
   Other Beneficial Owners

             The following table sets forth the number of shares of the Company's Common Stock beneficially owned by the persons known to the Company to own more than five percent (5%) of its outstanding Common Stock as of December 31, 1997. The information is based on reports on Schedules 13G and 13D filed with the Securities and Exchange Commission or other reliable information. The table indicates whether the person has sole or shared investment and voting power with respect to such shares.


                                                         Amount and Nature of Beneficial Ownership

                                                  Sole Power              Shared Power
                                                                                                                Percent
                                                Voting    Investment     Voting    Investment    Aggregate     of Class
    Athey Products Company (2)
      1839 South Main Street
      Wake Forest, NC  27587
         And
                                                   --         --        369,396       369,396      369,396          12.7%
    Orton/McCullough Crane (2)
       Company, Inc.
      1211 West 22nd Street
      Oak Brook, IL  60521

    Mr. Marvin Schwartz(3)                       44,100(4)  44,100(4)         0       229,690(4)   273,790(4)        9.4%
      c/o Neuberger & Berman, LLC
      605 Third Avenue
      New York, NY 10158-3698

    Wanger Asset Management,                       --         --        208,372(6)    208,372(6)   208,372(6)        7.2%
    L.P.(5)
    Wanger Asset Management, Ltd.
    Ralph Wanger
      227 West Monroe
      Suite 3000
      Chicago, IL  60606

    Acorn Investment Trust,                          --       --        208,372(6)    208,372(6)   208,372(6)        7.2%
    Series Designated Acorn Fund
      227 West Monroe, Suite 3000
      Chicago, IL  60606

    Dimensional Fund Advisors                   132,119    195,298       63,179          --        195,298           6.7%
    Inc.(7)(8)
      1299 Ocean Avenue, 11th Floor
      Santa Monica, CA  90401

    Mr. Luis Hernandez                          156,623    156,623           --            --      156,623           5.4%
      3069 Misty Harbor
      Las Vegas, NV  89117
   ________________


   (1) For purposes of calculating the percent of class owned by such person or group, the shares of Common Stock which may be acquired upon conversion of such person's or group's Notes at the current conversion price and the shares of Common Stock that may be acquired upon the exercise of such person's or group's Option are deemed to be outstanding.
   (2)  Athey Products Company ("Athey") and Orton/McCullough Crane Company,
        Inc. ("Orton") are reported in the aggregate because they may be regarded as a group for reporting purposes. John F. McCullough, the principal shareholder and officer of Orton, is a director and the owner of 39.71% of the voting stock of Athey. Of the 369,396 shares of Common Stock for which the parties have reported as sharing voting and investment power, Athey has reported holding 241,406 shares and Orton has reported holding 127,990 shares.
   (3) Mr. Schwartz is a principal in Neuberger & Berman, LLC, a registered broker/dealer and investment advisor. All of the shares are held individually by Mr. Schwartz and others. Neuberger & Berman has no voting or investment power regarding any of the shares.
   (4) Mr. Schwartz owns 44,100 shares for his personal account and has sole voting and investment power over these shares. Mr. Schwartz is the beneficial owner of 229,690 shares held in several accounts for the benefit of his family by virtue of his shared investment power over these shares.
   (5)  Wanger Asset Management, Ltd. is the sole general partner of Wanger
        Asset Management, L.P. and Ralph Wanger is the principal shareholder of Wagner Asset Management, Ltd.
   (6)  Wanger Asset Management, L.P. and Acorn Investment Trust, Series
        Designated Acorn Fund share voting and investment power over 208,372 shares of Common Stock. Acorn Investment Trust, Series Designated
        Acorn Fund is a registered investment company.  Wanger Asset
        Management, L.P. is the investment advisor of Acorn Investment Trust, Series Designated Acorn Fund.
   (7) The reported shares are held in the portfolios of advisory clients of Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor. Dimensional disclaims beneficial ownership of such shares.
   (8)  Persons who are officers of Dimensional also serve as officers of DFA
        Investment Dimensions Group Inc. (the "Fund") and The DFA Investment
        Trust Company (the "Trust"), each a registered open-end management investment company. In their capacity as officers of the Fund and the Trust, these persons vote 41,080 additional shares of Common
        Stock which are owned by the Fund and 38,905 shares which are owned by the Trust. Dimensional has sole dispositive power over such shares and they are included under such column.


             Beneficial ownership of shares is reported in the foregoing tables and footnotes in accordance with the beneficial ownership rules promulgated by the Securities and Exchange Commission. The ownership information set forth in the foregoing tables reflects the effects of the Company's 5% stock dividend which was paid on January 23, 1998 to shareholders of record on January 2, 1998.


   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   On January 25, 1983, the Company acquired the business assets and operations of the Winona Van Norman Division of Winvan, Inc. ("Winona Van Norman"), from O. A. Friend. Mr. Friend was subsequently elected to the Board. The Company is leasing Winona Van Norman's manufacturing facility from Mr. Friend for annual rental payments of $198,988, adjusted every year for inflation, and is subleasing a portion of the facility to a third party. Pursuant to the terms of the lease, the Company is required to purchase the facility from Mr. Friend for its fair market value on or before June 30, 2002.

   M. J. McSweeney, a director and Secretary of the Company, is a partner of Foley & Lardner, attorneys, Milwaukee, Wisconsin. Foley & Lardner has served as legal counsel to the Company for many years.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Dated April 29, 1998

                                      HEIN-WERNER CORPORATION


                                      By:  /s/ J. L. Dindorf
                                           J. L. Dindorf
                                           President and Chief Executive
                                             Officer