Form 10-Q
period 1998-03-28
HEIN WERNER CORP
filed 1998-05-12
CIK 46613

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    Form 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the Quarterly Period Ended:  March 28, 1998

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to __________.

                          Commission File Number 1-2725

                             HEIN-WERNER CORPORATION
             (Exact name of registrant as specified in its charter)


          WISCONSIN                                  39-0340430
   (State or other jurisdiction of                 (IRS Employer
   incorporation or organization)              Identification Number)

   2120 Pewaukee Road, Waukesha, Wisconsin           53188-2404
   (Address of principal executive offices)          (Zip Code)

                                 (414) 542-6611
              (Registrant's telephone number, including area code)

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

   Number of shares of $1 par value common stock issued and outstanding at May 12, 1998 was 2,918,899.

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Consolidated Balance Sheets - Unaudited
   (Amounts in thousands, except share data)

                                                March 28,    December 31,
                                                    1998          1997
   ASSETS
   CURRENT ASSETS:
     Cash                                       $  8,514      $  9,696

     Accounts receivable                          12,505        13,750
     Less allowance for losses                     1,569         1,570
                                                --------      --------
                                                  10,936        12,180

     Inventories                                  10,128         9,876
     Prepaid expenses and other                    1,685         1,634
                                                --------      --------
       TOTAL CURRENT ASSETS                       31,263        33,386

   PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Buildings                                     1,191         1,191
     Machinery and equipment                       6,533         6,338
                                                --------      --------
                                                   7,724         7,529
     Less accumulated depreciation                 4,814         4,729
                                                --------      --------
       NET PROPERTY, PLANT AND EQUIPMENT           2,910         2,800

   OTHER ASSETS:
     Patents and trademarks                        1,033         1,033
     Goodwill                                        141           141
                                                --------      --------
                                                   1,174         1,174
     Less accumulated amortization                   732           720
                                                --------      --------
     Net intangibles                                 442           454

     Noncurrent notes receivable                     793           850
     Less allowance for uncollectible notes          473           473
                                                --------      --------
     Net receivables                                 320           377

     Other                                           332           331
                                                --------      --------
       TOTAL OTHER ASSETS                          1,094         1,162
                                                --------      --------
                                                $ 35,267      $ 37,348
                                                ========      ========

   See accompanying notes to interim consolidated financial statements.

   Consolidated Balance Sheets - Unaudited
   (Amounts in thousands, except share data)

                                                 March 28,   December 31,
                                                    1998          1997
   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable                              $  2,478      $  2,674
     Current installments of long-term debt           89            91
     Accounts payable                              2,969         4,530
     Accrued payroll and related expenses          1,554         1,684
     Accrued commissions                             433           876
     Accrued income taxes                          1,004           999
     Other accrued expenses                        2,177         2,031
                                                --------      --------
       TOTAL CURRENT LIABILITIES                  10,704        12,885

   Long-term debt, excluding
     current installments                            267           310
   Other long-term liabilities                     2,042         2,051
                                                --------      --------
       TOTAL LIABILITIES                          13,013        15,246

   STOCKHOLDERS' EQUITY:
     Common stock of $1 par value per share
       Authorized: 20,000,000 shares;
       Issued: 2,908,899 shares at March 28,
       1998 and 2,770,630 at December 31,
       1997                                        2,909         2,771
     Capital in excess of par value               12,651        11,769
     Retained earnings                             7,511         8,312
     Accumulated other comprehensive income         (817)         (750)
                                                --------      --------
      TOTAL STOCKHOLDERS' EQUITY                  22,254        22,102
                                                --------      --------
                                                $ 35,267      $ 37,348
                                                ========      ========

   See accompanying notes to interim consolidated financial statements.

   Consolidated Statements of Operations
   (Amounts in thousands, except per share data) - Unaudited

                                                 Three months ended

                                              March 28,       March 29,
                                                 1998            1997

    Net sales                                $  8,873        $  9,599

    Cost of sales                               4,510           5,165
                                             --------        --------
      Gross profit                              4,363           4,434

    Selling, general and administrative
      expenses                                  4,003           3,930
                                             --------        --------
      Operating profit                            360             504

    Interest (income) expense - net               (29)             83

    Other (income) expense - net                   48              11
                                             --------        --------
    Income from continuing operations,            341             410
    before income taxes

    Income tax expense                            120              59
                                             --------        --------
      Net income from continuing operations  $    221        $    351

    Income (loss) from operations of                0             (81)
    discontinued businesses, net of related
    income tax

    NET INCOME                               $    221        $    270
                                             ========        ========
    Earnings per share from continuing       $   0.08        $   0.12
    operations - basic
    Earnings (loss) per share from
    discontinued operations - basic              0.00           (0.03)
                                             --------        --------
    Earnings per share - basic               $   0.08        $   0.09
                                             ========        ========
    Earnings per share from continuing       $   0.08        $   0.11
    operations - diluted

    Earnings (loss) per share from
    discontinued operations - diluted            0.00           (0.02)
                                             --------        --------
    Earnings per share - diluted             $   0.08        $   0.09
                                             ========        ========

   See accompanying notes to interim consolidated financial statements.

   Consolidated Statements of Cash Flows - Unaudited
   (Amounts in thousands)

                                                     Three months ended
                                                  March 28,     March 29,
                                                      1998          1997
   CASH FROM OPERATING ACTIVITIES:
     Net income                                   $    221      $    270
     Adjustments to net income for expenses
       (gains) not affecting cash:
         Depreciation and amortization                 205           310
         Bad debt expenses                               0            14
     Increase (decrease) in cash due to changes
       in:
         Accounts receivable                         1,244         1,411
         Inventories                                  (252)        1,018
         Prepaid expenses and other assets               5           452
         Accounts payable                             (561)       (1,110)
         Accrued expenses and other liabilities       (431)         (776)
                                                  --------      --------
         Cash provided by (used in)
         operating activities...................       431         1,589

   CASH USED IN INVESTING ACTIVITIES:
     Capital expenditures.....................        (305)         (501)

   CASH FROM FINANCING ACTIVITIES:
     Decrease in notes payable                        (196)         (663)
     Repayment of long-term debt                       (45)          312
     Warrant repurchase                             (1,000)            0
                                                  --------      --------
     Cash provided by (used in)
     financing activities.....................      (1,241)         (351)

     Cumulative translation adjustments.........       (67)         (737)
                                                  --------      --------
       TOTAL CASH PROVIDED (USED)                   (1,182)            0

       CASH - BEGINNING OF THE PERIOD                9,696             0
                                                  --------      --------
       CASH - END OF THE PERIOD                   $  8,514      $      0
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

   INVENTORY:
   ===================================================================
   (Amounts in thousands)
                                                 3/28/98     12/31/97
   -------------------------------------------------------------------
   Raw Material                                $   2,052    $   2,065
   Work-in-Process                                   322          958
   Finished Goods                                  7,754        6,853
   -------------------------------------------------------------------
                                               $  10,128    $   9,876
   ===================================================================
   DISCONTINUED OPERATIONS:

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

   Net sales of the fluid power divisions and the engine rebuilding division for the first quarter of 1997 were $4.3 million and $2.2 million respectively. Interest has been allocated to the discontinued operations based on the ratio of the net assets to be sold to the sum of total assets of the net consolidated entity plus consolidated debt other than (a) debt of the discontinued operations that was assumed by the buyer and (b) debt that can be directly attributable to other operations of the enterprise. Income tax expense related to the operation of the discontinued businesses for the first quarter of 1997 was $70,000.

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

   The maximum credit risk to the Company at March 28, 1998 was approximately $1,051,000.

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

   COMPREHENSIVE INCOME:

                                                   Three months ended
                                                March 28,       March 29,
                                                  1998            1997

     Net income                                    221             270

     Other comprehensive income (loss)-
     Cumulative translation adjustments           (67)            (863)
                                                -----            -----
     Comprehensive income (loss)                  154             (593)
                                                =====            =====

   Income taxes have not been provided on cumulative translation adjustments since foreign earnings have been and will continue to be reinvested.

   SUBSEQUENT EVENT:

   On April 28, 1998, the Company announced that it had entered into a definitive merger agreement with Snap-on Incorporated pursuant to which Snap-on will acquire all of the outstanding common stock of the Company at a price of $12.60 per share in cash, representing a transaction value of approximately $36 million. The transaction has been approved unanimously by the Boards of Directors of both companies.

   Under the terms of the merger agreement, a subsidiary of Snap-on will promptly commence a tender offer for all outstanding shares of the Company's stock. This subsidiary also entered into an option to purchase from the Company newly issued shares at the offer price in an amount that, together with the shares owned by Snap-on and its affiliates immediately after the tender offer, represents at least 90 percent of the outstanding shares of the Company on a fully diluted basis. The option becomes exercisable upon the closing of the tender offer. Any shares not purchased pursuant to the tender offer or such option will be acquired in a subsequent merger at a price of $12.60 per share in cash as soon as practicable after completion of the tender offer.

   Completion of the tender offer is subject to customary conditions, including the acquisition by Snap-on of 66-2/3rds percent of the Company common shares on a fully-diluted basis (without giving effect to the option agreement described above), receipt of necessary governmental approvals and the expiration of applicable waiting periods under the Hart-Scott-Rodino Act. The merger agreement is not subject to financing.

   In the second quarter, the Company will recognize expenses related to the above transaction. These include expenses of approximately $154,000 related to due diligence for an acquisition that will no longer be pursued. The Company will also incur certain expenses that are contingent upon closing of the transaction including transaction and consulting fees of approximately $3,600,000. In addition, the Company will recognize a change of control price adjustment for options repurchased pursuant to an agreement dated December 30, 1997 in the amount of $3,981,000.

   ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion includes forward-looking statements that reflect management's current assumption and estimates concerning the Company's performance and financial results. Each forward-looking statement contained herein is either preceded by or contained in a paragraph beginning with the phrase, "management expects" or words of similar import. A variety of factors could cause the Company's actual results to differ materially from the anticipated results. These factors include, but are not limited to, increased competition; unfavorable fluctuation of currency exchange rates; rising interest rates; instability of foreign governments; and the escalation of raw material prices, primarily steel.

   Results of Operations

   Net sales for the first quarter of 1998 were $8.9 million, compared with $9.6 million for the same period in 1997. Sales originating in North America were $4.4 million for the first quarter of 1998 compared to $4.6 million in the same period a year earlier. European sales for the first quarter of 1998 were $4.5 million versus the $5.0 million recorded in the first quarter of 1997.

   Gross profit margins in North America were 48.2% for the first quarter of 1998 and for the same period in 1997. Margins in Europe were 50.1% for the first quarter of 1998 compared to 44.4% for the same period in 1997. European margins are up due to increased productivity in our manufacturing facilities and higher margins in select international markets. Consolidated gross profit margins were 49.2% for the first quarter of 1998 compared with 46.2% for the same period in 1997.

   Consolidated operating expenses as a percent of net sales increased to 45.1% for the first quarter of 1998 from 40.9% for the same quarter in 1997 mainly due to the decline in net sales, as operating expenses in dollar terms increased less than 2%.

   The Company earned interest income of $29,000 in the first quarter of 1998 versus paying $83,000 in interest expense for the same period in 1997. This change was due to applying the proceeds from the prior year's sale of two segments to reduce debt. The balance of the proceeds has been conservatively invested.

   For the three months ended March 28, 1998, the Company experienced a net cash decrease of $1.2 million, compared with breaking even in the first quarter of 1997. The Company repurchased approximately 750,000 outstanding warrants for $1.0 million, which was paid in January, 1998. This repurchase was related to agreement the Company entered into late in 1997 with Massachusetts Mutual Life Insurance Company to repurchase certain warrants to purchase Company common stock that arose from convertible subordinated debt which was repaid during 1996 and 1997.

   Income tax expense as a percent of pretax net income increased to 35.2% from 14.4% for the first quarter of 1998 compared to the first quarter of 1997. This was mainly due to the use of loss carryforwards in prior years with no federal carryforwards left in the United States for 1998.

   Financial Condition

   Improvements in cost control and balance sheet management receive continued emphasis. Management expects its liquidity requirements will be met by cash generated from operations and from its credit facilities.

   Short-term credit facilities in Europe are considered sufficient to supplement cash from operating activities to satisfy liquidity requirements there. Changes in short-term borrowings are primarily due to seasonal cash usage patterns.

   On April 28, 1998, the Company announced that it had entered into a definitive merger agreement with Snap-on Incorporated pursuant to which Snap-on will acquire all of the outstanding common stock of the Company at a price of $12.60 per share in cash, representing a transaction value of approximately $36 million. The transaction has been approved unanimously by the Boards of Directors of both companies. See Notes to Interim Consolidated Financial Statements.

   ITEM 3:   Quantitative and Qualitative Disclosures About
             Market Risk

   Not applicable.


                           PART II - OTHER INFORMATION

   ITEM 6: (a) Exhibits

          (2.1) Agreement and Plan of Merger, dated as of April 27, 1998, by and among Snap-on Incorporated, Snap-on Pace Company and Hein-Werner Corporation (incorporated by reference to Exhibit 1 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

          (2.2) Stock Option Agreement, dated as of April 27, 1998, by and among Snap-on Incorporated, Snap-on Pace Company and Hein-Werner Corporation (incorporated by reference to Exhibit 2 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

          (2.3) Employment and Consulting Agreement, dated April 27, 1998, by and between Snap-on Incorporated, Hein-Werner Corporation and Joseph L. Dindorf (incorporated by reference to Exhibit 3 to Hein-Werner Corporation's
                    Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

          (3.1)     Amendments to the By-Laws of Hein-Werner Corporation.

          (3.2)     By-Laws of Hein-Werner Corporation, as amended.

          (10.1) Amendment No. 1, dated April 27, 1998, to the Change of Control Agreement, dated January 27, 1984, between Hein-Werner Corporation and Joseph L. Dindorf (incorporated by reference to Exhibit 8 to Hein-Werner Corporation's
                    Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

          (10.2) Trust Agreement, dated as of April 29, 1998, by and between Hein-Werner Corporation and Firstar Trust Company (incorporated by reference to Exhibit 9 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

          (10.3) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and Thomas F. Andreoli (incorporated by reference to Exhibit 10 to Hein-Werner Corporation's
                    Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

          (10.4) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and Jean-Paul Barthelme (incorporated by reference to Exhibit 11 to Hein-Werner Corporation's
                    Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

          (10.5) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and Mary L. Kielich (incorporated by reference to Exhibit 12 to Hein-Werner Corporation's
                    Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

          (10.6) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and Michael J. Koons (incorporated by reference to Exhibit 13 to Hein-Werner Corporation's
                    Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

          (10.7) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and Reinald D. Liegel (incorporated by reference to Exhibit 14 to Hein-Werner Corporation's
                    Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

          (10.8) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and Jeffrey V. Russell (incorporated by reference to Exhibit 15 to Hein-Werner Corporation's
                    Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

          (10.9) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and James A. Wilke (incorporated by reference to Exhibit 16 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

          (10.10) First Amendment to Rights Agreement, dated April 27, 1998, by and between Hein-Werner Corporation and Firstar Trust Company (incorporated by reference to Exhibit 18 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

          (11)      Computation of Earnings Per Share

          (27.1)    Financial Data Schedule

          (27.2)    Restated Financial Data Schedule for the First Quarter
                    1997

          (b)  Form 8-K

               There were no reports on Form 8-K filed for the three months ended March 28, 1998.

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

                              HEIN-WERNER CORPORATION
                                   ("Registrant")


                              /s/Mary L. Kielich
                              Corporate Controller
                              Assistant Treasurer
                              (Principal Financial Officer)

   May 12, 1997
       Date

                                Index of Exhibits

   Exhibit No.         Description

   (2.1) Agreement and Plan of Merger, dated as of April 27, 1998, by and among Snap-on Incorporated, Snap-on Pace Company and Hein-Werner Corporation (incorporated by reference to Exhibit 1 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

   (2.2) Stock Option Agreement, dated as of April 27, 1998, by and among Snap-on Incorporated, Snap-on Pace Company and Hein-Werner Corporation (incorporated by reference to Exhibit 2 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

   (2.3) Employment and Consulting Agreement, dated April 27, 1998, by and between Snap-on Incorporated, Hein-Werner Corporation and Joseph L. Dindorf (incorporated by reference to Exhibit 3 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

   (3.1)       Amendments to the By-Laws of Hein-Werner Corporation.

   (3.2)       By-Laws of Hein-Werner Corporation, as amended.

   (10.1) Amendment No. 1, dated April 27, 1998, to the Change of Control Agreement, dated January 27, 1984, between Hein-Werner Corporation and Joseph L. Dindorf (incorporated by reference to Exhibit 8 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

   (10.2) Trust Agreement, dated as of April 29, 1998, by and between Hein-Werner Corporation and Firstar Trust Company
               (incorporated by reference to Exhibit 9 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

   (10.3) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and Thomas F. Andreoli (incorporated by reference to Exhibit 10 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

   (10.4) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and Jean-Paul Barthelme (incorporated by reference to Exhibit 11 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

   (10.5) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and Mary L. Kielich (incorporated by reference to Exhibit 12 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

   (10.6) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and Michael J. Koons (incorporated by reference to Exhibit 13 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

   (10.7) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and Reinald D. Liegel (incorporated by reference to Exhibit 14 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

   (10.8) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and Jeffrey V. Russell (incorporated by reference to Exhibit 15 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

   (10.9) Key Executive Employment and Severance Agreement, dated as of April 15, 1998, by and between Hein-Werner Corporation and James A. Wilke (incorporated by reference to Exhibit 16 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

   (10.10) First Amendment to Rights Agreement, dated April 27, 1998, by and between Hein-Werner Corporation and Firstar Trust Company (incorporated by reference to Exhibit 18 to Hein-Werner Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on May 4, 1998).

   (11)        Computation of Earnings Per Share

   (27.1)      Financial Data Schedule

   (27.2)      Restated Financial Data Schedule for the First Quarter 1997